Form 10-K
period 1993-12-31
MAINE YANKEE ATOMIC POWER CO
filed 1994-03-30
CIK 61617

                              FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

(Mark One)

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  _____    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  _____    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

Commission file number  1-6554

                    MAINE YANKEE ATOMIC POWER COMPANY
         (Exact name of registrant as specified in its charter)

     Incorporated in Maine                              01-0278125
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

  Edison Drive, Augusta, Maine                            04330
(Address of principal executive offices)                (Zip Code)

                             207-622-4868
           (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None










Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  x    No




                                FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                               (Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Not applicable to registrant)

The aggregate value of the voting stock held by non-affiliates of the registrant is $50,000,000, based solely on the par value of the common stock. There is no market in this security.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                     Shares Outstanding
        Class                       as of March 29, 1994
 Common Stock, $100 par value             500,000

                   DOCUMENTS INCORPORATED BY REFERENCE
       No documents are incorporated by reference in this report.



                    Maine Yankee Atomic Power Company

                            Form 10-K - 1993

                            TABLE OF CONTENTS

                                                                      Page
                                 Part I
Item Number

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . .   8
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  10



                                 Part II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . .  11
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . .  12
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .  13
Item 8.  Financial Statements and Supplementary Data . . . . . . . . .  19
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . .  46



                                Part III

Item 10. Directors and Executive Officers of the Registrant. . . . . .  47
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . .  55
Item 12. Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . .  57
Item 13. Certain Relationships and Related Transactions. . . . . . . .  58



                                 Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .  59



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60




                                 PART I

ITEM 1 - BUSINESS

(a) General. Maine Yankee Atomic Power Company (the "Company" or "Maine Yankee"), incorporated under the laws of Maine on January 3, 1966, owns and operates a pressurized-water nuclear-powered electric generating plant at Wiscasset, Maine, with a current net capacity of approximately 860 megawatts electric (the "Plant"). The Company sells its capacity and output to its ten sponsoring stockholder utilities. The Company's principal office address is Edison Drive, Augusta, Maine 04330, and its telephone number is (207) 622-4868.

The Plant was declared commercial on December 28, 1972, with regular operation at approximately 570 megawatts electric (net) starting on January 1, 1973. Hearings on the Company's application for a full operating license were completed in 1972 and the license for full operation to 2008 was granted by the Atomic Energy Commission, the predecessor of the Nuclear Regulatory Commission ("NRC"), on June 29, 1973.

The Plant is operated on a planned 18-month operating cycle and must be taken off line at the end of a cycle for approximately eight to ten weeks for scheduled refueling, maintenance and construction activities. Through December 31, 1993, the Company had sold over 106.8 billion kilowatt-hours ("KWH") of electricity at an average lifetime total cost per KWH of 2.3 cents. The Plant's lifetime average capacity factor is 72%.

In 1993 the Plant operated at an average capacity factor of 76 percent (based on a net rating of 860 megawatts), and generated for sale 5.7 billion KWH of electric power, the highest total for a refueling year in the Plant's history, at an average cost of 3.4 cents per KWH. The Plant was shut down from July 30 to October 13, 1993, for scheduled refueling and maintenance.

The Company is sponsored by ten investor-owned New England utilities (the "Sponsors" or the "Stockholders"), each of which is committed under a Power Contract with the Company to purchase a specified percentage of the capacity and output of the Plant and to pay therefor a like percentage of amounts sufficient to pay the Company's fuel costs, operating expenses (including a depreciation accrual at a rate sufficient to fully amortize the investment in the Plant over the operating life of the Plant and amounts estimated to be sufficient to decommission the Plant), interest on its debt and a return on its equity. The Company and its Sponsors have also executed Additional Power Contracts for the purpose of extending the term of the Power Contracts, as amended, from 2003 to the end of the useful life of the Plant and the completion of its decommissioning and financial obligations. Each Sponsor has also agreed under a Capital Funds Agreement with the Company to provide a like percentage of the Company's capital requirements not obtained from other sources, subject to obtaining necessary authorizations of regulatory bodies in each instance. All such obligations are subject to the continuing jurisdiction of various federal and state regulatory bodies.
                                     - 1 -

The obligations of the Sponsors to make payments under the Power Contracts are unconditional, subject only to each Sponsor's right to cancel its Power Contract if deliveries cannot be made to the Sponsor because either (i) the Plant is damaged to the extent of being completely or substantially completely destroyed, or (ii) the Plant is taken by exercise of the right of eminent domain or a similar right or power, or (iii) (a) the Plant cannot be used because of contamination or because a necessary license or authorization cannot be obtained or is revoked or the utilization thereof is made subject to specified conditions which are not met, and (b) the situation cannot be rectified to an extent which will permit the Company to make deliveries to the Sponsor from the Plant. Notwithstanding the right to cancel, the obligation to pay decommissioning costs continues until the Plant has been fully decommissioned.

A default by a Sponsor of the Company in making payments under the Power Contract or Capital Funds Agreement could have a material adverse effect on the Company, depending on the magnitude of the default, and would constitute a default under the Company's First Mortgage Indenture and two other major credit agreements unless cured within applicable grace periods by the defaulting Sponsor or other Sponsors.

(b) Problems Affecting the Industry and the Company. Substantial controversy exists concerning nuclear generating plants, which intensified when events in 1979 at the Three Mile Island Nuclear Unit No. 2 in Pennsylvania ("TMI") caused increased concern about the safety of such plants. This prompted a rigorous reexamination of safety related equipment and operating procedures in all nuclear facilities and caused the NRC to promulgate numerous requirements in response to TMI, including both near-term modifications to upgrade certain safety systems and instrumentation and longer-term design changes, ranging from equipment changes to operational support. The Company has made the modifications required by the NRC. The NRC is continuing its safety reviews under both long-standing and new regulations and may at any time issue orders which could materially affect the Company's affairs and financial condition and the operation of the Plant. For a discussion of the voluntary shutdown of the Yankee Atomic Electric Company plant at Rowe, Massachusetts, for both regulatory and economic reasons, see "(h) Yankee Atomic Electric Company Plant Shutdown", below.

Public and regulatory attention has also focused on the disposal of both low- and high-level nuclear wastes. Certain aspects of the disposal of nuclear wastes and the decommissioning of nuclear generating facilities have been regulated under federal and Maine law and further regulation is likely in this area. Public concern about the operation of nuclear generating facilities and the disposal of nuclear wastes has sometimes resulted in public campaigns to close such facilities. Although affecting various nuclear generating facilities in varying degrees, such events, as well as other problems of the industry, have had, and will continue to have, a direct effect on the affairs and financial condition of the Company. For further discussion of nuclear waste disposal issues, see "(d) Nuclear Fuel Disposal" and "(f) Low-Level Waste Disposal", below.
                                   - 2 -

There have been three unsuccessful state referenda attempting to close the Plant since 1980. The last referendum occurred on November 3, 1987, when the Maine electorate defeated an initiated bill intended to close the Plant on July 4, 1988, by a margin of 59 percent to 41 percent. There is no certainty that such a referendum will not occur again, and in the event that one takes place, no prediction can be made as to the potential outcome. If a referendum were to be initiated, the Company would strongly contest any attempts to close or impair the operation of the Plant. If (contrary to the history of unsuccessful referenda on the Plant) a referendum were to pass in Maine, the Company believes that such referendum would be vulnerable to a challenge on the basis of fundamental legal principles and that the Company would have substantial rights and remedies available to it, which it would vigorously seek to enforce.

(c) Regulation and Environmental Matters. The Plant is subject to exten-sive regulation by the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and antitrust matters.

The United States Environmental Protection Agency ("EPA") administers programs established under the Federal Water Pollution Control Act and the Clean Air Act, as amended in 1990, which affect the Plant. The former Act establishes a national objective of complete elimination of discharges of pollutants into the nation's water and creates a rigorous permit program designed to achieve this objective. The latter Act empowers the EPA to establish clean air standards which are implemented and enforced by state agencies.

In addition, pursuant to the Federal Resource Conservation and Recovery Act of 1976, the EPA regulates the generation, transportation, treatment, storage and disposal of hazardous wastes. The EPA has broad authority in administering these programs, including the ability to require installation of pollution control and mitigation devices.

The National Environmental Policy Act of 1969 ("NEPA") requires that de-tailed statements of the environmental effects of major federal actions be prepared by federal agencies. Major federal actions can include licenses or permits issued to the Company by the NRC and other federal agencies for construction or operation of generation and transmission facilities. NEPA requires that federal licensing agencies make an independent evaluation of the environmental impact of, and alternatives to, the proposed action. Future construction modifications or other activities at the Plant could require federal licenses or approvals that involve NEPA requirements.

The Company is also subject to regulation as to environmental matters and land use by various state and local authorities in Maine.
                                   - 3 -

Under their continuing jurisdiction, the NRC and one or more of the EPA and the state authorities having jurisdiction over the Company's facilities may modify permits or licenses which have already been issued, or impose new conditions on such permits or licenses, and may require additional capital expenditures or require that the level of the operation of a unit be temporarily or permanently reduced. See "(b) Problems Affecting the Industry and the Company", above. The Sponsors of the Company have agreed, however, subject to certain exceptions including regulatory approval, (i) to provide the required capital not otherwise available, (ii) to take the total output of the Plant, and (iii) to pay all costs of the Plant, including capital and decommissioning costs.

The Company and several of its Sponsors are subsidiaries of registered holding companies and as such are subject to regulation by the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act of 1935 with respect to various matters, including the issuance of certain securities. The Company is also subject to regulation by the SEC under other federal securities laws.

In addition the Company is subject to regulation by the Federal Energy Regulatory Commission ("FERC") as to its rates (including the Power Contracts and Additional Power Contracts) and various other matters, and is subject to regulation by the Maine Public Utilities Commission ("MPUC") as to some aspects of its business, including the issuance of securities.

(d) Nuclear Fuel Disposal. The cycle of production and utilization of nuclear fuel for nuclear generating units consists of (1) the mining and milling of uranium ore, (2) the conversion of the resulting concentrate to uranium hexafluoride, (3) the enrichment of the uranium hexafluoride, (4) the fabrication of fuel assemblies, (5) the utilization of the nuclear fuel, and (6) the disposal of spent fuel. The Company has entered into a contract with the federal Department of Energy ("DOE") for disposal of its spent nuclear fuel, as required by the Nuclear Waste Policy Act of 1982, pursuant to which a fee of $1.00 per megawatt-hour is currently assessed against net generation of electricity and paid to the DOE quarterly. Under this Act, the DOE has assumed the responsibility for disposal of spent nuclear fuel produced in private nuclear reactors. In addition, Maine Yankee is obligated to make a payment of $50.4 million with respect to generation prior to April 7, 1983 (the date current DOE assessments began), all of which the Company has already collected from its customers, but for which a reserve was not funded. The Company has elected under the terms of this contract to make a single payment of this obligation prior to the first delivery of spent fuel to DOE, scheduled to begin no earlier than 1998. The payment will consist of the $50.4 million, plus interest accrued at the 13-week Treasury Bill rate compounded on a quarterly basis from April 7, 1983, through the date of the actual payment. Current costs incurred by the Company under this contract are recoverable by it under the terms of its Power Contracts with its Sponsors. The Company has accrued and billed $53.1 million of interest cost for the period April 7, 1983, through December 31, 1993.
                                   - 4 -

Maine Yankee has formed a trust to provide for payment of its long-term spent fuel obligation. The total spent fuel fund balance, held by an independent trustee, as of December 31, 1993, was $86.7 million (including interest earned). The trust is funded at least semiannually by the Company through deposits, which began in December 1985, with current projected semiannual deposits of approximately $0.26 million through December 1997. Deposits are expected to total approximately $62.8 million. The estimated liability, including interest due at the time of disposal, is projected to be approximately $115.9 million at January 31, 1998. The Company estimates that trust fund deposits plus estimated earnings will meet this total liability if funding continues without material changes.

Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provides for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandons plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. In late 1989 the DOE announced that the permanent disposal site was not expected to open before 2010, although originally scheduled to open in 1998. Additional delays due to political and technical problems are probable.

Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Plant will be reached in 1999 and after 1996 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, the Company elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Plant and, on January 25, 1993, filed with the NRC seeking authorization to implement the plan. On March 15, 1994, the NRC granted the authorization. Maine Yankee believes that the replacement of the fuel racks will provide adequate storage capacity through the Plant's licensed operating life, but cannot predict with certainty whether or to what extent the new level of storage capacity at the Plant will affect the operation of the Plant or the future cost of disposal.

(e) Decommissioning. A study conducted for the Company in 1987 by an external engineering consultant estimated decommissioning costs, which include the costs of removal of the Plant and reclamation of the Plant site, to be $142.5 million, plus a contingency of $35.6 million, for a total of $178.1 million (in mid-1987 dollars). The Company is currently allowed to collect $9.1 million annually in rates, based on the FERC-approved rate case settlement amount of $167.0 million (in mid-1987 dollars). Through 1993 the Company had collected $69.1 million for decommissioning, which funds are held by an independent trustee. The total decommissioning fund balance as of December 31, 1993, was $93.8 million (including interest earned). The amounts collected, together with the trust earnings, will be used to meet the Company's decommissioning obligation.
                                   - 5 -

The Company's most recent study, conducted by the same consultant in 1993, estimated decommissioning costs to be $273.1 million, plus a contingency of $43.5 million, for a total of $316.6 million (in mid-1993 dollars). For a discussion of a rate filing by the Company with the FERC, in which decommissioning costs are a major area of focus, see Item 3, LEGAL PROCEEDINGS, Section (b), "Rate Proceedings", below. The Company recognizes the relative uncertainties associated with decommissioning, including its changing technology and the possibility of new requirements of law, and therefore recognizes the need to monitor and adjust decommissioning collections through supplemental rate filings with the FERC.

(f) Low-Level Waste Disposal. The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required operating disposal facilities to accept low-level nuclear waste from other states until December 31, 1992. The Waste Act also set limits on the volume of waste each disposal facility must accept from each state, established milestones for the nonsited states to establish facilities within their states or regions (pursuant to regional compacts) and authorized increasing surcharges on waste disposal until 1992. After 1992 the states in which there are operating disposal sites are permitted to refuse to accept waste generated outside their states or compact regions. In 1987 the Maine Legislature created the Maine Low-Level Radioactive Waste Authority (the "Maine Authority") to provide for such a facility if Maine is unable to secure continued access to out-of-state facilities after 1992, and the Maine Authority has been engaged in a search for a qualified disposal site in Maine. The Company volunteered its site at the Plant for that purpose, but progress toward establishing a definitive site in Maine, as in other states, was difficult because of the complex technical nature of the search process and the political sensitivities associated with it. As a result, Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and is therefore subject to surcharges on its waste and has not had access to regulated disposal facilities since the end of 1992. Thus, Maine Yankee now stores all waste generated at an on-site storage facility.

At the same time, the State of Maine was pursuing discussions with the State of Texas concerning participation in a compact with that state and Vermont. In May 1993, the Texas Legislature approved a compact with the states of Maine and Vermont. The Maine Legislature in June 1993 ratified the compact and submitted it to ratification by Maine voters in a referendum held on November 2, 1993, in which the compact was ratified by a margin of approximately 73% to 27%. It must now be presented to the United States Congress for final ratification.

The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return Maine would be required to pay $25 million, assessed to the Company by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, the Company would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of
                                   - 6 -
the Texas governing commission's operating expenses. Pending the ratification votes, the Maine Authority has suspended its search for a suitable disposal site in Maine.

In the event the required ratification by Congress is not obtained, subject to continued NRC approval, the Company can continue to utilize its capacity to store approximately ten to twelve years' production of low-level waste in its facility at the Plant site, which it started in January 1993. Subject to obtaining necessary regulatory approval, the Company could also build a second facility on the Plant site. The Company believes it is probable that it will have adequate storage capacity for such low-level waste available on-site, if needed, through the licensed operating life of the Plant. On January 26, 1993, the NRC published for public comment a proposed rulemaking that, if adopted, would require a licensee such as Maine Yankee, as a condition of its license, to document that it had exhausted other reasonable waste management options in order to be permitted to store low-level waste on-site beyond January 1, 1996. Such options include taking all reasonable steps to contract, either directly or through the state, for disposal of the low-level waste. On February 9, 1994, the NRC, after affirming its preference for disposal of waste over storage, announced its decision to withdraw the proposed rulemaking. Maine Yankee expects the NRC to issue its formal notice of withdrawal in the spring of 1994.

The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals required for on-site storage will be obtained, but the Company intends to utilize its on-site storage facility in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

(g) Nuclear Insurance. In accordance with the Price-Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.317 billion, effective March 20, 1994. The primary layer of insurance for the liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9.117 billion, based on 115 licensed reactors. The secondary layer is based on a retrospective premium assessment of $75.5 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident. In addition, the retrospective premium is subject to inflation-based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment.

In addition to the insurance required by the Price-Anderson Act, the Company carries all-risk nuclear property damage insurance in the amount of $500 million plus additional excess nuclear property insurance in the amount of $2.25 billion, effective January 1, 1994. Of this additional excess insurance, $1.4 billion is provided by a nuclear electric utility industry insurance company through a combination of current premiums and retrospective premium assessments. If the insurance company experiences losses in excess of its capacity to pay them, each participating utility may be assessed a retrospective premium of up to 7.5 times its premium with respect to industry losses in any policy year, which could range up to
                                   - 7 -
approximately $12.8 million for the Company. The remaining excess nuclear property coverage of $850 million is obtained from the commercial insurance market and is not subject to retrospective premium assessments. These excess coverage amounts are the maximum offered by both the industry mutual company and the commercial market.

(h) Yankee Atomic Electric Company Plant Shutdown. In February 1992, Yankee Atomic Electric Company ("Yankee Atomic"), a Massachusetts corporation with several of the same sponsors as Maine Yankee, announced that it would permanently cease power operation of the Yankee Nuclear Power Station in Rowe, Massachusetts, and would prepare for an orderly decommissioning of the facility. Yankee Atomic cited continued regulatory uncertainty and economics as the key factors in its decision to close the generating plant eight years prior to the expiration of its operating license.

Yankee Atomic said several important regulatory issues had not been fully resolved, which, coupled with unfavorable economic conditions, would have imposed costs too large to justify the expense of seeking to restart the 185-megawatt plant. The Yankee Atomic Plant, which had been voluntarily shut down in October 1991, is a small plant whose design is technologically different from that of the larger and more modern Maine Yankee Plant.

(i) Employees. At December 31, 1993, the Company had 472 full-time employees.

ITEM 2 - PROPERTIES

The Plant is located on tidewater on Bailey Point in Wiscasset, Maine, on a 740-acre site which is owned in fee by the Company and is adequate for the Plant and for all associated facilities, including the associated switchyard facilities which are owned in part and operated by Central Maine Power Company.

The Plant is a nuclear-powered electric generating plant, utilizing a pressurized-water reactor, fueled with slightly enriched uranium oxide.
The nuclear steam supply system and certain other equipment were designed and fabricated by Combustion Engineering, Inc. The turbine generator was supplied by Westinghouse Electric Corporation. Stone & Webster Engineering Corporation, as engineer and constructor, designed and constructed the Plant. Construction of the Plant, which began in 1967, was completed in 1972 except for certain discharge temperature control facilities designed to meet the requirements of the Maine Board of Environmental Protection, which were completed in 1975.

Under the terms of the Indenture securing the First Mortgage Bonds, substantially all electric plant of the Company is subject to a first mortgage lien.
                                   - 8 -

Since the Plant commenced operation, the Company has sought to improve its safety and reliability, while increasing its output, through periodic upgrading of equipment and facilities, along with regular training programs for Plant personnel. In furtherance of those goals, the Company replaced the Plant's two low-pressure turbines and its high-pressure turbine in 1988 and 1990, respectively, with new units provided by Asea Brown Boveri ("ABB"), which resulted in an increase of approximately 20 megawatts in the Plant's output. In addition, the Company had contracted with ABB for the purchase and installation of a new main generator, which was planned to be installed during the February 1992 refueling outage, but which the Company is now retaining as a spare. For accounting purposes, Maine Yankee has carried the approximately $8.1 million cost of the spare generator and associated equipment in a plant account as an emergency spare since December 1992, and in January 1993 filed an accounting letter request seeking FERC concurrence in that treatment. In a letter dated April 27, 1993, the FERC approved the treatment of the spare generator and associated equipment as an emergency spare component.

ITEM 3 - LEGAL PROCEEDINGS

(a) General. The operation of existing nuclear units and the construction of nuclear units in the United States continue to be subjects of public controversy. Various groups have filed lawsuits and participated in administrative proceedings claiming that the present state of nuclear technology presents risks to public health and safety and to the environ-ment. In addition, certain of these groups have proposed restrictive legislation relating to nuclear power. Some of the claims made by such groups, if they should prevail, or the existence of the controversy itself, could cause substantial modifications to or extended shutdowns of plants presently in operation. See Item 1, BUSINESS, Section (b), "Problems Affecting the Industry and the Company", above.

(b) Rate Proceedings. On April 7, 1993, the FERC initiated an investigation pursuant to Section 206 of the Federal Power Act into the justness and reasonableness of Maine Yankee's rate of return on common equity ("ROE") established in the Company's 1988 FERC rate case. The FERC indicated that its concurrent investigations of the rates of return on common equity of Maine Yankee and other nuclear generating companies were based on an independent analysis that suggested such rates might be excessive under current market conditions. After extensive negotiations, on September 20, 1993, the FERC staff, intervenors and Maine Yankee submitted for filing an offer of partial settlement, which was approved by the Commission on December 30, 1993. The settlement agreement provided, among other things, for the following:

    (1) a reduction in Maine Yankee's ROE effective June 15, 1993, to 10.65% from 12.9%;

    (2) an agreement by the parties to enter into good-faith negotiations regarding Maine Yankee's estimated cost of decommissioning and the corresponding collection rate;
                                   - 9 -

    (3) an agreement that if the parties reached a settlement on Maine Yankee's decommissioning and collection rate, Maine Yankee would submit a rate filing requesting approval of the agreed-upon decommissioning and collection rate and a continuation of the 10.65% ROE, with the support of the FERC staff and intervenors;

    (4) an agreement that if the parties were unable to reach agreement on the decommissioning issues, the Company would submit a rate filing that would encompass all appropriate rate issues.

On January 18, 1994, Maine Yankee, after reaching agreement on the major issues, filed its rate case with the FERC. In the filing, the Company sought approval to continue the ROE of 10.65% as earlier approved by the FERC. Maine Yankee also sought to increase the annual amount collected to fund decommissioning costs for the Plant from $9.1 million to the agreed amount of $14.9 million commencing April 1, 1994. This amount reflects the first step increase in the estimated cost to fully decommission the Plant from the $167.0 million (in mid-1987 dollars) allowed by the FERC in the Company's 1988 rate case to $316.6 million (in mid-1993 dollars) based on the Company's 1993 decommissioning cost study. The Company plans to continue to evaluate the cost of decommissioning periodically and seek additional step increases as necessary. With this filing, Maine Yankee is also requesting the FERC's approval for current and past expenses to fund postretirement benefits other than pensions, pursuant to a new accounting standard. See Note 11 of Notes to Financial Statements.

Along with the rate filing, the Company filed offers of settlement that were the result of extensive negotiations between Maine Yankee and the intervenors. The parties, except for one municipal utility, have agreed to a settlement reflecting, among other things, the following:

    (1) an agreement to extend the ROE of 10.65% to April 1, 1997, or later, except for certain reopener provisions;

    (2) an agreement to establish the decommissioning collection rate described above based on the new decommissioning cost estimate of $316.6 million;

    (3) an agreement to establish a moratorium on Maine Yankee's ROE and decommissioning collection rate until April 1, 1997, except in certain limited circumstances.

The settlement offer does not address the treatment of postretirement benefits other than pensions.

Although the Company has reached agreement with all of the principal parties on the major rate issues, the Company cannot predict with certainty what action the FERC will take on its rate filing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                   - 10 -




                                 PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

The Company's Common Stock, owned by the Company's ten utility Sponsors, is not publicly traded. Transfer of the Common Stock is restricted by the Company's bylaws. The Company has paid cash dividends on its Common Stock to its utility Sponsors in each year of operation, 1973 through 1993. The following table shows cash dividends paid for years 1993 and 1992:

                      Shares              1993            1992
                    Outstanding         Per Share       Per Share
       January        500,000            $ 4.20          $ 4.10
       April          500,000              4.20            4.30
       July           500,000              3.95            4.15
       October        500,000              3.20            4.20
                                          -----           -----
                                         $15.55          $16.75
                                          =====           =====

The payment of dividends on the Company's Common Stock is subject to the following restrictions:

(1) The Company's First Mortgage Indenture (the "Indenture") provides that the Company shall not declare or pay any dividend on any class of its stock, except out of earned surplus, and shall not declare or pay any such dividend or directly or indirectly make any payment on account of the purchase, redemption, acquisition or other retirement of any shares of its stock, unless, after giving effect to such declaration or payment, the Company's Equity shall be at least 35% of Plant Construction Financing, and the Company's Common Equity shall be at least 30% of Plant Construction Financing. Under the provisions of its two revolving credit arrangements with banks, the Company may not permit its Equity (as defined in the Indenture) to be less than 33% of Plant Construction Financing (as so defined) and its Common Equity (as so defined) to be less than 28% thereof. The Company was in compliance with those restrictions through December 31, 1993.

(2) The Company's Articles of Incorporation provide that so long as any shares of the Company's Cumulative Preferred Stock are outstanding, the payment of dividends on Common Stock (other than dividends in Common Stock) and the making of distributions thereon are limited to 50% of Net Income Available for Dividends on Common Stock for the preceding twelve months if the Common Stock Equity (after such action) is less than 20% of Total Capitalization, and to 75% of such Net Income if such Common Stock Equity (after such action) is 20% or more but less than 25% of Total Capitaliza-tion. The Company was in compliance with that restriction through
December 31, 1993.
                                   - 11 -




                                   Maine Yankee Atomic Power Company
                                           Form 10-K - 1993
                                   ITEM 6 - SELECTED FINANCIAL DATA
                            (Dollars in Thousands Except Per Share Amounts)

                            1993       1992        1991        1990       1989
Selected Income
 Statement Data:

  Electric Operating
   Revenues              $193,102   $187,259    $166,471    $178,524   $158,412

  Net Income                8,980      9,173       8,863       9,059      9,021

  Earnings Per Share
   of Common Stock          14.75      16.79       16.74       17.04      16.92

  Dividends Declared Per
   Share of Common Stock    14.45      16.85       16.70       17.05      17.05

Selected Balance Sheet Data:

  Total Assets           $534,817   $521,193    $486,881    $449,219   $419,196

  First Mortgage Bonds    103,333     89,390      98,634      52,877     58,514

  Nuclear Fuel
   Financing Notes         12,000     21,000      26,000      64,000     40,000

  Long-Term Fuel
   Disposal Liability     103,506    100,364      96,771      91,191     84,371

  Trust Fund to Satisfy
   Long-Term Fuel
   Disposal Liability      86,684     80,655      71,110      59,509     48,122

  Redeemable Preferred
   Stock                   19,800     20,400       6,000       6,600      7,200

                                   - 12 -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a period commencing January 1, 1973, extending for thirty years thereafter in accordance with the Power Contracts, as amended, subsequently extended by the Additional Power Contracts from 2003 to the end of the useful life of the Plant and completion of all licensing and financial obligations, and subject to certain limitations, each Sponsor receives its entitlement percentage of Plant output and is obligated to pay its entitlement percentage of the Company's total costs, including a return on invested capital, regardless of the level of operation of the Plant. The Plant's operating license expires in 2008.

The following is management's analysis of certain significant factors which have affected the Company's operating results and financial condition for the period 1991 through 1993.

                            Operating Results

Plant Operations

The Plant has operated safely and reliably and has been a high production, low cost supplier of electricity since 1972. The Company has continued to upgrade its equipment and facilities. The reliability of the Plant is reflected in its 72% lifetime average capacity factor rating, which compares very favorably with a lifetime industry average capacity factor of approximately 67%. Through December 31, 1993, the Company had sold over
106.8 billion KWH of electricity at an average lifetime total cost per KWH of 2.3 cents.

The Plant is operated on a planned eighteen-month operating cycle and must be taken off line at the end of a cycle for approximately eight to ten weeks for scheduled refueling, maintenance and planned construction activities.

During 1993 the Plant operated at an average 76% capacity factor (using MDC net rating of 860 MWe) and generated and sold 5.7 billion KWH, the highest annual electrical production in its history during a refueling year.

Generation

The following table sets forth the Company's average cost of power and generation for the years 1993, 1992 and 1991. Comparability of amounts below is primarily impacted by the duration of plant outages. There was no refueling outage in 1991.
                                       1993         1992         1991
    Average Cost of Power:
     Cents per KWH                     3.4          3.5          2.7

    Generation:
     Net KWH sold (in billions)        5.7          5.3          6.2

                                   - 13 -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fuel Expenses

Fuel Amortization expense is based on the cost of (1) nuclear fuel in the reactor core that is allocated to the accounting period based on the level of energy production and (2) amortization over the remaining useful life of the Plant for the last core of unburned nuclear fuel.

Fuel amortization decreased by $6.1 million in 1992 over 1991, primarily as a result of lower generation and a reduction in the amortization rate due to lower-cost fuel being inserted into the core during the 1992 scheduled refueling, maintenance and construction outage ("refueling outage").

Fuel Disposal Cost results from (1) a disposal fee of $1.00 per megawatt-hour of net generation which is assessed by the DOE and is paid quarterly, and (2) a DOE annual assessment for decontaminating and decommissioning DOE's enrichment facilities. The 1992 and 1991 disposal costs include adjustments, lowering expense, for anticipated refunds from the DOE of $272,000 and $277,000, respectively.

The final DOE rule on the refund process for disposal costs became effective on January 30, 1992. Over the following four years, the DOE is implementing the refund process for overpayments through credits against quarterly payments. The refund process is being completed in two phases. In the initial phase, principal overpayments and accrued interest through March 31, 1992, were calculated and made available for credit during the
1992-1994 period.   In the second phase, additional accrued interest for
the period April 1, 1992, through September 30, 1994, will be calculated and made available for credit during 1995. Total credits available for Maine Yankee are $4,312,246 (plus interest accrued from March 31, 1992, through December 31, 1993) of which $2,588,296 has been applied through 1993.

Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Under the Policy Act the total amount collected for the fiscal year will not exceed $150,000,000 escalated by the Consumer Price Index ("CPI") annually, and the collection of the amounts will cease after the earlier of (1) 15 years after the date of the enactment or (2) the collection of $2,250,000,000 (to be escalated by the CPI annually). Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services.

The Company's estimated obligation is $23,985,000 based on information from the DOE. In September 1993 the Company paid the first assessment of $1,599,000, of which $1,070,000 was expensed in 1993.

Operation Expense

Operation expense increased by $12.9 million for 1992 over 1991, a non-outage year, primarily from the effect of the refueling outage in 1992.
                                   - 14 -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Maintenance Expense

The increase in maintenance expense by $6.8 million for 1993 over 1992 is due primarily to a maintenance project involving the Plant's thermal shield, along with general overall inflation associated with routine maintenance services, equipment and parts.

The increase in maintenance expense by $14.3 million for 1992 over 1991, a nonoutage year, is due primarily to expenses incurred for the 1992 refueling outage and general overall inflation associated with routine maintenance services, equipment and parts.

Income Taxes

The net increase in federal and state income taxes of $.5 million for 1993 over 1992 resulted primarily from a reduction in the flowback of excess deferred taxes associated with liberalized depreciation created from higher corporate tax rates in prior periods.

The net increase in federal and state income taxes of $1.7 million for 1992 over 1991 resulted primarily from four items: (1) a reduction in flowback of investment tax credits associated with the nuclear fuel assemblies as a result of the 1986 change in federal tax law which eliminated investment tax credits, (2) a reduction in flowback of excess deferred income taxes associated with liberalized depreciation, (3) the current state taxation of the growth in spent fuel trust earnings, offset by (4) the net tax benefits associated with the increased tax-exempt earnings of the spent fuel and decommissioning trust funds.

Other Income, Net

The increase in Other Income for 1992 over 1991 reflects primarily the increased earnings associated with the Company's prior spent fuel disposal trust fund.

Fuel Disposal Interest

The Company is accruing interest on its obligation to the DOE for fuel burned prior to April 7, 1983. This interest expense is compounded quarterly on the DOE obligation at the 13-week Treasury Bill rate. The interest expense associated with this liability is reflected as Interest Charges - Fuel Disposal Liability. The decrease in expense for 1993 and 1992 reflects the effect of lower interest rates.

Fuel Financing and Other Bank Note Interest

The average level of borrowings on fuel financing notes and bank notes was lower in 1993 than in 1992 primarily due to the repayment of short-term borrowings with the net proceeds of: (1) the $40,000,000 principal amount of Series E 8.13% Bonds issued on January 22, 1993, which was first applied to the redemption of the outstanding $27,500,000 principal amount of Series A 9.10% Bonds; and (2) the $25,000,000 principal amount of Series F 6.89% Bonds issued on June 4, 1993, which was first applied to the redemption of the outstanding $16,741,000 principal amount of Series B 8 1/2% Bonds and the outstanding $4,419,000 principal amount of Series C 7 5/8% Bonds.
                                   - 15 -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Allowance for Funds Used

Fluctuations in the amount of allowance for funds (equity and borrowed) occur as the result of changes in the level of investment in plant construction and nuclear fuel in process, and/or the rates used for capitalization of these funds.

Earnings Applicable To Common Stock

The decrease in earnings applicable to common stock of $1.0 million for 1993 over 1992 resulted primarily from a decrease in the Company's ROE from 12.9%, established in the Company's 1988 FERC rate case, to 10.65% effective June 15, 1993, approved by the FERC on December 30, 1993. See
Note 3 of Notes to Financial Statements, "Most Recent Rate Case", for a discussion of the rate case filing.


                     Liquidity and Capital Resources

Capital Resources

Cash flow needs for 1993 were provided from operating activities in the amount of $54.7 million and decommissioning trust earnings of $7.1 million restricted to decommissioning trust investments.

The primary uses of cash were for various corporate purposes such as: (1) nuclear fuel acquisitions of $11.2 million, (2) construction of operating property, which utilized $14.4 million, (3) trust fund investments of $22.2 million to meet future plant decommissioning costs and prior spent fuel permanent disposal, (4) dividend payments of $9.4 million, and (5) the net redemption of overall debt of $2.7 million.

The Company's current 1994 budget for construction of electric property is $8.7 million, inclusive of Allowance for Funds Used During Construction ("AFC"), and $23.4 million for procurement of nuclear fuel, inclusive of Allowance for Funds Used for Nuclear Fuel ("AFN"). See Note 12 of Notes to Financial Statements, "Commitments and Contingencies", for additional information concerning the Company's 1994 construction program and the projected acquisition of nuclear fuel requirements for 1994 through 1998.

At December 31, 1993, the Company had capital resources available from secured and unsecured lines of credit totaling $106 million, of which $12.0 million was utilized.

On September 22, 1992, the Company issued $15.0 million of Cumulative Preferred Stock, 8.00% Series (Sinking Fund), through a private placement to institutional investors. The net proceeds received by the Company from the sale of the Preferred Stock were applied to the repayment of bank borrowings incurred to finance the Company's construction program.
                                   - 16 -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Capital Resources (continued)

On January 22, 1993, the Company issued $40.0 million of First Mortgage Bonds, Series E (Sinking Fund) 8.13% due 2008, through a private placement to institutional investors. The net proceeds received by the Company from the bonds were applied to the redemption of the outstanding $27.5 million principal amount of Series A 9.10% Bonds, with the balance being applied to the repayment of bank borrowings incurred to finance the Company's construction and fuel procurement programs.

On June 4, 1993, the Company issued $25.0 million of First Mortgage Bonds, Series F (Sinking Fund) 6.89% due 2008, through a private placement to an institutional investor. The net proceeds received by the Company from the bonds were applied to the redemption of the outstanding $16.7 million principal amount of Series B 8 1/2% Bonds and $4.4 million principal amount of Series C 7 5/8% Bonds, with the balance being applied to the repayment of bank borrowings incurred to finance the Company's construction and fuel procurement programs.

Each of the Maine Yankee Sponsors has agreed under a Capital Funds Agreement with the Company to provide a percentage equal to its respective ownership percentage of the Company's capital requirements not obtained from other sources, subject to obtaining necessary authorizations of regulatory bodies in each instance. All such obligations are subject to the continuing jurisdiction of various federal and state regulatory bodies.

In December 1993 Standard & Poor's Corp. ("S&P") announced that it was lowering its rating on Maine Yankee's preferred stock to "BBB-" from "BBB" and its implied senior secured debt rating to "BBB+" from "A-". S&P said the downgrade reflected a decline in the "aggregate credit quality of the utility sponsors in light of the recent downgrade of Central Maine Power Co., which holds a 38% ownership interest in the Maine Yankee plant."
After a series of downgradings of Central Maine Power Company's securities by three rating agencies, S&P in January 1994 further downgraded Central Maine's senior secured debt to "BB+" with correspondingly lower ratings for its unsecured debt and preferred stock.

The Company, as well as the nuclear electric industry in general, has been challenged by common problems in recent years including those of increasing operating costs and expenditures for plant modifications attributable to more stringent regulatory requirements and uncertainties caused by political involvement in nuclear utility regulation. It is not possible at this time to predict what impact these uncertainties will have on the future financial operation of the Company.

Liquidity
The Company bills its customers under a formula rate based on its cost of service. Unlike traditional utility ratemaking, where rates are based on a test-year rate base and total revenue requirements, the Company's rates consist of its actual costs of providing service each month, regardless of the production level of the Plant, plus the costs, as determined by the FERC in periodic rate cases, of the following items: (1) return on common equity; (2) property depreciation; (3) decommissioning expense; (4) amortization of the materials and supplies inventory that will remain at the end of the Plant's operating life; and (5) amortization of the fuel remaining in the core at the end of the Plant's operating life.
                                   - 17 -

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity (continued)

The Company therefore recovers all of its actual or estimated costs monthly from its customers. See Note 3 of Notes to Financial Statements, "Most Recent Rate Case", for a more detailed discussion of the Company's rate formula.

In addition to funding its short-term needs, the Company must also fund the payment of its long-term prior spent fuel disposal liability of $50.4 million and accrual of interest from April 7, 1983, to the time of payment, which through 1993 amounted to an additional $53.1 million. Maine Yankee is funding an external trust to provide for payment of this liability. Payment from the trust to the DOE is scheduled for not earlier than January 1998. The trust is funded at least semiannually by the Company through deposits, which began in December 1985, with current projected semiannual deposits of approximately $0.26 million through December 1997. Deposits are expected to total approximately $62.8 million. The estimated liability, including interest due at the time of disposal, is projected to be approximately $115.9 million at January 31, 1998. The Company estimates that trust fund deposits plus estimated earnings will meet this total liability if funding continues without material changes.

The Company must also provide for the eventual decommissioning of the Plant at the end of its operating life. The Company's 1987 external engineering study estimated the cost of decommissioning to be $142.5 million, plus a contingency of $35.6 million, for a total of $178.1 million (in mid-1987 dollars). The Company is currently allowed to collect $9.1 million annually in rates, based on the FERC-approved rate case settlement amount of $167.0 million (in mid-1987 dollars). The amounts collected in cost of service are being deposited into an external trust. These amounts, together with the trust earnings, will be used to meet the Company's decommissioning obligation. The Company recognizes the relative uncer-tainties associated with decommissioning, including its changing technology and the possibility of new requirements of law, and therefore recognizes the need to monitor and adjust decommissioning collections through supplemental rate filings with the FERC. In anticipation of such a rate filing, the Company initiated a new decommissioning cost study by an external engineering consultant in early 1993. The new study estimates decommissioning costs to be $273.1 million plus a contingency of $43.5 million for a total of $316.6 million (in mid-1993 dollars). See Note 3 of Notes to Financial Statements, "Most Recent Rate Case", for a discussion of the current rate case filing.

Maine Yankee has been notified by the Maine Department of Environmental Protection ("DEP") that it is one of approximately 100 potentially responsible parties under the Maine Uncontrolled Hazardous Substance Sites law for having arranged for the transport of hazardous substances to sites that have been designated uncontrolled hazardous substance sites by the DEP. Under the Maine law, each responsible party is jointly and severally liable for costs associated with the abatement, clean-up or mitigation of the hazards at such a site. Since the investigations by the DEP and the Company are in their early stages and a large number of potentially responsible parties are involved, the Company cannot now predict the amount of costs it will ultimately be required to assume, but believes the amount could be material.
                                   - 18 -

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEX OF FINANCIAL INFORMATION


The information required to be furnished in response to this Item is submitted on the following pages:

                                                                  Page
Report of Independent Public Accountants                           20
Financial Statements:
  Statement of Income for each of the three years
   ended December 31, 1993                                         21
  Balance Sheet at December 31, 1993 and 1992                      22
  Statement of Capitalization at December 31,
   1993 and 1992                                                   24
  Statement of Changes in Common Stock
   Investment for each of the three years ended
   December 31, 1993                                               25
  Statement of Cash Flows for each of the three years
   ended December 31, 1993                                         26
  Notes to Financial Statements                                    28

                                   - 19 -





                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
  MAINE YANKEE ATOMIC POWER COMPANY:

We have audited the accompanying balance sheet and statement of capitalization of MAINE YANKEE ATOMIC POWER COMPANY (a Maine corporation) as of December 31, 1993 and 1992, and the related statements of income, changes in common stock investment and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules listed in the index of financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAINE YANKEE ATOMIC POWER COMPANY as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 11 of the Notes to Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and other postretirement benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                         ARTHUR ANDERSEN & CO.

Boston, Massachusetts,
January 28, 1994
                                   - 20 -




                    Maine Yankee Atomic Power Company

                           STATEMENT OF INCOME
             (Dollars in Thousands Except Per Share Amounts)

                                             Year Ended December 31,
                                            1993      1992      1991
ELECTRIC OPERATING REVENUES              $193,102  $187,259   $166,471
                                          -------   -------    -------
OPERATING EXPENSES
  Fuel
    Amortization (Note 1)                  16,476    17,000     23,092
    Disposal Cost (Note 1)                  6,451     5,192      5,915
  Operation                                77,301    80,414     67,527
  Maintenance                              38,019    31,209     16,868
  Depreciation (Note 1)                    16,384    15,388     14,655
  Decommissioning (Note 1)                  9,074     9,074      9,074
  Taxes
    Federal and State Income (Note 2)       1,087       629     (1,036)
    Local Property                         11,730    11,289     10,317
                                          -------   -------    -------
      Total Operating Expenses            176,522   170,195    146,412
                                          -------   -------    -------
OPERATING INCOME                           16,580    17,064     20,059

OTHER INCOME (EXPENSE)
  Allowance for Equity Funds Used
    During Construction (Note 1)              129        57        103
    For Nuclear Fuel (Note 1)                 -         -          -
  Other, Net                                5,075     5,365      4,222
                                          -------   -------    -------
INCOME BEFORE INTEREST CHARGES             21,784    22,486     24,384
                                          -------   -------    -------
INTEREST CHARGES
  Long-Term Debt (Note 5)                   9,294     8,790      8,411
  Fuel Disposal Liability (Note 1)          3,142     3,593      5,553
  Fuel Financing Notes (Notes 6 and 7)        254     1,041      1,739
  Other Interest Charges (Note 4)             466       169        361
  Allowance for Borrowed Funds Used
    During Construction (Note 1)             (128)      (64)      (129)
    For Nuclear Fuel (Note 1)                (224)     (216)      (414)
                                          -------   -------    -------
      Total Interest Charges               12,804    13,313     15,521
                                          -------   -------    -------
NET INCOME                                  8,980     9,173      8,863
  Dividends on Preferred Stock              1,604       779        494
                                          -------   -------    -------
EARNINGS APPLICABLE TO COMMON STOCK      $  7,376  $  8,394   $  8,369
                                          =======   =======    =======
SHARES OF COMMON STOCK OUTSTANDING        500,000   500,000    500,000
                                          =======   =======    =======
EARNINGS PER SHARE OF COMMON STOCK       $  14.75  $  16.79   $  16.74
DIVIDENDS DECLARED PER SHARE OF           =======   =======    =======
 COMMON STOCK                            $  14.45  $  16.85   $  16.70
                                          =======   =======    =======
The accompanying notes are an integral part of these financial statements.

                                   - 21 -





                       Maine Yankee Atomic Power Company
                                 BALANCE SHEET
                            (Dollars in Thousands)

                                    ASSETS
                                                            December 31,
                                                         1993          1992
ELECTRIC PROPERTY, at Original Cost
  (Note 5) (Sch. V)                                   $396,133      $384,664
  Less: Accumulated Depreciation and Amortization
        (Note 1) (Sch. VI)                             175,996       163,887
                                                       -------       -------
                                                       220,137       220,777
  Construction Work in Progress                          2,660         3,705
                                                       -------       -------
      Net Electric Property                            222,797       224,482
                                                       -------       -------
NUCLEAR FUEL, at Original Cost
  (Note 1) (Sch. V)
  Nuclear Fuel in Reactor                               82,794        84,061
  Nuclear Fuel - Spent                                 363,985       331,801
  Nuclear Fuel - Stock                                   9,376        12,222
                                                       -------       -------
                                                       456,155       428,084
  Less: Accumulated Amortization (Note 1)
        (Sch. VI)                                      417,588       401,112
                                                       -------       -------
                                                        38,567        26,972
  Nuclear Fuel in Process                                  310        21,741
                                                       -------       -------
      Net Nuclear Fuel                                  38,877        48,713
                                                       -------       -------
      Net Electric Property and Nuclear Fuel           261,674       273,195
                                                       -------       -------
CURRENT ASSETS
  Cash and Cash Equivalents                              1,937            28
  Restricted Cash                                          561           -
  Accounts Receivable                                   15,941        25,869
  Materials and Supplies, at Average Cost (Note 1)      12,220        13,133
  Prepayments                                            5,359         5,119
                                                       -------       -------
      Total Current Assets                              36,018        44,149
                                                       -------       -------
DEFERRED CHARGES AND OTHER ASSETS
  Trust Funds (Note 1)
    Fuel Disposal                                       86,684        80,655
    Plant Decommissioning                               93,847        77,686
  Accumulated Deferred Income Tax Assets (Note 2)       26,823        11,533
  Regulatory Asset - DOE Decontamination
   and Decommissioning Fee                              22,475        25,960
  Other Deferred Charges and Other Assets                7,296         8,015
                                                       -------       -------
      Total Deferred Charges and Other Assets          237,125       203,849
                                                       -------       -------
                                                      $534,817      $521,193
                                                       =======       =======
The accompanying notes are an integral part of these financial statements.

                                   - 22 -





                      Maine Yankee Atomic Power Company

                                BALANCE SHEET
                           (Dollars in Thousands)

                  STOCKHOLDERS' INVESTMENT AND LIABILITIES

                                                        December 31,
                                                     1993          1992
CAPITALIZATION (See Separate Statement)
  Common Stock Investment                         $ 67,654      $ 67,503
  Redeemable Preferred Stock                        19,800        20,400
  Long-Term Debt                                   103,333        89,390
                                                   -------       -------
      Total Capitalization                         190,787       177,293
                                                   -------       -------
LONG-TERM FUEL DISPOSAL LIABILITY (Note 1)         103,506       100,364
                                                   -------       -------
NUCLEAR FUEL FINANCING NOTES (Notes 6 and 7)        12,000        21,000
                                                   -------       -------
CURRENT LIABILITIES
  Notes Payable to Banks (Note 4) (Sch. IX)            -           4,465
  Current Sinking Fund Requirements
   (Notes 5 and 8)                                   7,267         9,841
  Accounts Payable                                  12,778        16,314
  Fuel Disposal Cost Payable (Note 1)                  -           1,489
  Dividends Payable                                  1,951         2,512
  Accrued Interest and Taxes                         2,260         3,473
  Other Current Liabilities                          3,631         1,933
                                                   -------       -------
      Total Current Liabilities                     27,887        40,027
                                                   -------       -------
COMMITMENTS AND CONTINGENCIES (Note 12)

RESERVES AND DEFERRED CREDITS
  Plant Decommissioning Reserve (Note 1)
   (Sch. VIII)                                      94,665        78,486
  Deferred Credits
    Accumulated Deferred Income Tax Liabilities
     (Note 2)                                       60,921        61,809
    DOE Decontamination and Decommissioning Fee     19,188        24,801
    Regulatory Liability - Income Taxes (Note 2)    12,628           -
    Unamortized Investment Tax Credits (Note 2)      7,227         7,714
    Unamortized Gains on Reacquired Debt (Note 1)    3,468         5,336
    Other Deferred Credits                           2,540         4,363
                                                   -------       -------
      Total Reserves and Deferred Credits          200,637       182,509
                                                   -------       -------
                                                  $534,817      $521,193
                                                   =======       =======



The accompanying notes are an integral part of these financial statements.

                                   - 23 -





                      Maine Yankee Atomic Power Company

                         STATEMENT OF CAPITALIZATION
                           (Dollars in Thousands)

                                                        December 31,
                                                     1993          1992
COMMON STOCK INVESTMENT
  Common Stock, $100 Par Value, 500,000 Shares
   Authorized and Outstanding                     $ 50,000      $ 50,000
  Other Paid-in Capital                             16,676        16,712
  Capital Stock Expense                               (472)         (511)
  Gain on Redemption of Preferred Stock              1,106         1,100
  Premiums on Preferred Stock                           79            88
  Retained Earnings (Note 9)                           265           114
                                                   -------       -------
                                                    67,654        67,503
                                                   -------       -------
REDEEMABLE PREFERRED STOCK
  7.48% Series, $100 Par Value
   Authorized 60,000 Shares
   Outstanding 54,000 in 1993 and 60,000
   in 1992 (Note 8)                                  5,400         6,000
  8.00% Series, $100 Par Value
   Authorized 200,000 Shares
   Outstanding 150,000 (Note 8)                     15,000        15,000
                                                   -------       -------
                                                    20,400        21,000
  Less:  Current Sinking Fund Requirements             600           600
                                                   -------       -------
                                                    19,800        20,400
                                                   -------       -------
LONG-TERM DEBT (Note 5)
  First Mortgage Bonds
    Series A - 9.10 % due May 1, 2002                  -          27,500
    Series B - 8 1/2% due May 1, 2002                  -          16,741
    Series C - 7 5/8% due May 1, 2002                  -           4,419
    Series D - 8.79 % due May 1, 2002               45,000        50,000
    Series E - 8.13 % due May 1, 2008               40,000           -
    Series F - 6.89 % due May 1, 2008               25,000           -
                                                   -------       -------
                                                   110,000        98,660
    Less:  Current Sinking Fund Requirements         6,667         9,241
           Unamortized Debt Discount, Net of
            Premium                                    -              29
                                                   -------       -------
                                                   103,333        89,390
                                                   -------       -------
  Total Capitalization                            $190,787      $177,293
                                                   =======       =======

The accompanying notes are an integral part of these financial statements.

                                   - 24 -






                      Maine Yankee Atomic Power Company

               STATEMENT OF CHANGES IN COMMON STOCK INVESTMENT
                 for the Three Years Ended December 31, 1993
                           (Dollars in Thousands)

                                    Amount at             Retained
                            Shares  Par Value  Other,Net  Earnings  Total
Balance-December 31, 1990  500,000   $50,000    $17,831   $   126  $67,957
  Add (Deduct):
    Net Income                 -         -          -       8,863    8,863
    Cash Dividends
     Declared on -
      Common Stock             -         -          -      (8,350)  (8,350)
      Preferred Stock          -         -          -        (494)    (494)
    Redemption of
     Preferred Stock           -         -            4       -          4
    Other                      -         -          (66)      -        (66)
                           -------    ------     ------     -----   ------
Balance-December 31, 1991  500,000    50,000     17,769       145   67,914
  Add (Deduct):
    Net Income                 -         -          -       9,173    9,173
    Cash Dividends
     Declared on -
      Common Stock             -         -          -      (8,425)  (8,425)
      Preferred Stock          -         -          -        (779)    (779)
    Redemption of
     Preferred Stock           -         -            5       -          5
    Other                      -         -         (385)      -       (385)
                           -------    ------     ------     ------  ------
Balance-December 31, 1992  500,000    50,000     17,389       114   67,503
  Add (Deduct):
    Net Income                 -         -          -       8,980    8,980
    Cash Dividends
     Declared on -
      Common Stock             -         -          -      (7,225)  (7,225)
      Preferred Stock          -         -          -      (1,604)  (1,604)
    Redemption of
     Preferred Stock           -         -            6       -          6
    Other                      -         -           (6)      -         (6)
                           -------    ------     ------    ------   ------
Balance-December 31, 1993  500,000   $50,000    $17,389   $   265  $67,654
                           =======    ======     ======    ======   ======

The accompanying notes are an integral part of these financial statements.
                                   - 25 -






                       Maine Yankee Atomic Power Company

                            STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                                   Year Ended December 31,
                                                   1993      1992     1991
Operating Activities
 Net Income                                    $  8,980  $  9,173 $  8,863
 Items Not Requiring (Providing) Cash
  Fuel Amortization                              16,476    17,000   23,092
  Depreciation and Decommissioning               25,458    24,462   23,729
  Deferred Income Taxes and Investment
   Tax Credits, Net                              (4,037)   (5,472)  (8,784)
  Allowance for Equity Funds Used for
   Nuclear Fuel and During Construction            (129)      (57)    (103)
  Long-Term Fuel Disposal Interest, Net of AFN    2,927     3,432    5,242
  Other, Net                                     (4,553)    9,630   (7,638)
 Changes in Certain Assets and Liabilities
  Accounts Receivable                             9,928    (5,711)  (1,727)
  Other Current Assets                              112      (191)  (1,276)
  Accounts Payable                                  766    (5,004)   2,432
  Accrued Interest and Taxes                     (1,213)     (242)   1,701
                                                 ------    ------   ------
    Net Cash Provided by Operating Activities    54,715    47,020   45,531
                                                 ------    ------   ------
Investing Activities
 Acquisition of Nuclear Fuel                     (6,640)  (17,815) (17,563)
 Construction of Electric Property              (14,312)   (6,659) (22,681)
 Changes in Accounts Payable - Investing Activities
   Nuclear Fuel                                  (4,527)    4,422      282
   Construction of Electric Property               (127)   (1,770)   8,421
 Investment Income in Decommissioning Trust       7,105     4,542    3,587
 Trust Fund Investments
  Fuel Disposal                                  (6,029)   (9,545) (11,601)
  Plant Decommissioning                         (16,161)  (13,592) (12,665)
                                                 ------    ------   ------
    Net Cash Used by Investing Activities       (40,691)  (40,417) (52,220)
                                                 ------    ------   ------
                                   - 26 -



                       Maine Yankee Atomic Power Company

                            STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                                   Year Ended December 31,
                                                   1993      1992     1991
Financing Activities
 Issuances (Redemptions)
  Bank Notes, Net                              $ (4,465) $  2,025 $  2,385
  Fuel Financing Notes, Net                      (9,000)   (5,000) (38,000)
  Long-Term Debt
    Issuances                                    65,000       -     60,000
    Redemptions                                 (53,660)   (9,258)  (8,036)
  Preferred Stock
    Issuances                                       -      15,000      -
    Redemptions                                    (600)     (600)    (598)
 Dividend Payments
  Common Stock                                   (7,775)   (8,375)  (8,475)
  Preferred Stock                                (1,615)     (490)    (505)
    Net Cash Provided (Used) by                  ------    ------   ------
     Financing Activities                       (12,115)   (6,698)   6,771
                                                 ------    ------   ------
    Net Increase (Decrease) in
     Cash and Cash Equivalents                    1,909       (95)      82

    Cash and Cash Equivalents at
     Beginning of Year                               28       123       41
                                                 ------    ------   ------
    Cash and Cash Equivalents at End of Year   $  1,937  $     28 $    123
                                                =======    ======   ======
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest (net of amounts capitalized)        $  9,998  $ 10,388 $  9,791
  Income taxes                                 $  6,356  $  6,038 $  6,634

Disclosure of accounting policy:
 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

                                   - 27 -






                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company: The Company owns and operates a pressurized-water nuclear-powered electric generating plant with a current rated net capacity of approximately 860 megawatts (the "Plant"). The Plant commenced commercial operation on January 1, 1973. The following New England electric utilities own all of the Company's common stock:

                                                    Ownership
           Sponsor/Participant                      Interest
      Central Maine Power Company                      38%
      New England Power Company                        20
      The Connecticut Light and Power Company          12
      Bangor Hydro-Electric Company                     7
      Maine Public Service Company                      5
      Public Service Company of New Hampshire           5
      Cambridge Electric Light Company                  4
      Montaup Electric Company                          4
      Western Massachusetts Electric Company            3
      Central Vermont Public Service Corporation        2
                                                      ---
                                                      100%
                                                      ===

    For a period commencing January 1, 1973, extending for thirty years thereafter in accordance with the Power Contracts, as amended, subsequently extended by the Additional Power Contracts from 2003 to the end of the useful life of the Plant and completion of all licensing and financial obligations, and subject to certain limitations, each Sponsor receives its entitlement percentage of Plant output and is obligated to pay its entitlement percentage of the Company's total costs, including a return on invested capital, regardless of the level of operation of the Plant. The Plant's operating license expires in 2008.

    Regulation: The Company is subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC") and the Maine Public Utilities Commission ("MPUC") and other federal and state agencies as to rates, accounting, operations and other matters.

    Depreciation: Depreciation is provided using a composite remaining life method designed to fully depreciate the original cost of electric plant over the Plant operating life. Under the composite method, at the time depreciable property is retired, the original cost, plus cost of removal, less salvage, of such property is charged to accumulated depreciation.
                                   - 28 -





                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Decommissioning: A study conducted for the Company in 1987 by an external engineering consultant estimated decommissioning costs, which include the costs of removal of the Plant and reclamation of the Plant site, to be $142.5 million, plus a contingency of $35.6 million, for a total of $178.1 million (in mid-1987 dollars). The Company is currently allowed to collect $9.1 million annually in rates, based on the FERC-approved rate case settlement amount of $167.0 million (in mid-1987 dollars). Through 1993 the Company had collected $69.1 million for decommissioning, which funds are held by an independent trustee. The total decommissioning fund balance as of December 31, 1993, was $93.8 million (including interest earned) and is included in Deferred Charges and Other Assets on the accompanying balance sheet. The amounts collected, together with the trust earnings, will be used to meet the Company's decommissioning obligation.

    The Company's most recent study, conducted by the same consultant in 1993, estimated decommissioning costs to be $273.1 million, plus a contingency of $43.5 million, for a total of $316.6 million (in mid-1993 dollars). See Note 3 of Notes to Financial Statements, "Most Recent Rate Case." The Company recognizes the relative uncertainties associated with decommissioning, including its changing technology and the possibility of new requirements of law, and therefore recognizes the need to monitor and adjust decommissioning collections through supplemental rate filings with the FERC.

    Amortization of Nuclear Fuel: The cost of nuclear fuel in the reactor is amortized to Fuel Expense based on the ratio of energy produced during the period to the estimated total core capability.

    The Company amortizes to expense the estimated costs of the unburned nuclear fuel which is expected to be in the reactor core at the expiration of the Plant's NRC operating license life in 2008. These costs are being amortized over the period ending October 2008. Accumulated amortization for last core fuel for 1993 and 1992 was $8,221,000 and $7,248,000, respectively.

    Federal Department of Energy ("DOE") Decontamination and Decommissioning Assessment: Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Under the Policy Act the total amount collected for a fiscal year will not exceed $150,000,000 escalated by the Consumer Price Index ("CPI") annually, and the collection of the amounts will cease after the earlier of (1) 15 years after the date of the enactment or (2) the collection of $2,250,000,000 (to be escalated by the CPI annually). Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services.
                                   - 29 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Maine Yankee's preliminary estimate of its annual assessment was $1,760,000 (1.17% of the $150,000,000). As of year-end 1992, the
    Company had accrued to Deferred Credits its estimated obligation of $26,400,000 related to prior years' usage, with an equal amount charged to Nuclear Fuel - Spent, to be paid over the 15-year period beginning October 1, 1992.

    In August 1993 the Company changed the estimated annual assessment to $1,599,000 (1.066% of the $150,000,000) and decreased the estimated obligation of $26,400,000 to $23,985,000, based on information provided by the DOE.

    In September 1993 the Company paid the first assessment of $1,599,000. In accordance with the September 24, 1993, accounting ruling of the FERC the cost previously recorded in Nuclear Fuel - Spent was reclassified to Other Regulatory Assets. At December 31, 1993 and 1992, the unamortized balance of the Regulatory Asset was $22,475,000 and $25,960,000, respectively.

    Fuel Disposal Cost: In 1983 the Company entered into a contract with the DOE for disposal of its spent nuclear fuel, as required by the Nuclear Waste Policy Act of 1982, pursuant to which a fee of $1.00 per megawatt-hour is assessed against current generation and is paid to the DOE quarterly. The Company also has an obligation of $50.4 million with respect to generation prior to April 7, 1983 (the date current DOE assessments began), all of which the Company has already collected from its customers, but for which a reserve was not funded. The Company has elected under the terms of this contract to make a single payment of this obligation prior to the first delivery of spent fuel to DOE, scheduled to begin no earlier than 1998 (See Note 12). Interest on the obligation accrues at the 13-week Treasury Bill rate compounded on a quarterly basis from April 7, 1983, through the date of the actual payment and is billed under the terms of the Power Contract. Interest accrued and billed through December 31,1993, amounted to $53.1 million. The Company has formed a trust to provide for payment of this long-term fuel obligation. The total spent fuel fund balance, held by an independent trustee, as of December 31, 1993, was $86.7 million (including interest earned) and is included in Deferred Charges and Other Assets on the accompanying balance sheet. Funding of the trust is being made through deposits by the Company at least semiannually, which began in December 1985, with current projected semiannual deposits of approximately $0.26 million through December 1997. Deposits are expected to total approximately $62.8 million. The trust fund deposits plus estimated earnings are projected to meet the total estimated future liability of $115.9 million at January 31, 1998.
                                   - 30 -





                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Amortization of Materials and Supplies: The Company began reserving for materials and supplies inventory that is expected to be unrecoverable at the end of the Plant's life. This amortization expense is based on the current inventory balance less the accumulated amortization. This cost is being amortized over the period ending October 2008 on a monthly basis using the prior month's ending balances. Accumulated amortization for 1993 and 1992 was $3,480,000 and $2,650,000, respectively.

    Allowance for Funds Used During Construction ("AFC") and Allowance for Funds Used for Nuclear Fuel ("AFN"): In accordance with prior rate-making treatment, the Company earns a current return on up to 50% of Construction Work in Progress ("CWIP") and 50% of Nuclear Fuel in Process ("NFIP"), subject to certain limitations. The Company capitalizes the net cost of borrowed funds and the allowed rate of return on equity funds used to finance its remaining construction and nuclear fuel acquisition costs as AFC and AFN. The amount of the allowance recorded is determined by multiplying the applicable average monthly balance of CWIP and NFIP by the weighted average cost of capital used to finance the respective additions.

    The following table contains the rates used for the most recent three annual periods:

                             AFC                AFN
                            on CWIP            on NFIP

      1993                   9.50%              5.93%
      1992                   9.94               5.97
      1991                  10.18               9.86

    Unamortized Gain or Loss on Reacquired Debt: Gains and losses on bonds reacquired to satisfy sinking fund requirements of First Mortgage Bonds are deferred and amortized to income over the remaining original terms of the applicable series as prescribed by the Uniform System of Accounts of the FERC.
                                   - 31 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

2.  INCOME TAX EXPENSE

    The components of federal and state income taxes reflected in the Statement of Income are as follows:

                                       Year Ended December 31,
                                     1993        1992       1991
                                       (Dollars in Thousands)
    Federal
      Current                      $ 4,301     $ 4,590    $ 6,493
      Deferred                      (3,673)     (4,582)    (5,918)
      Investment tax credits, net     (487)       (538)    (2,535)
                                     -----       -----      -----
                                       141        (530)    (1,960)
    State                            -----       -----      -----
      Current                          823       1,511      1,256
      Deferred                         123        (352)      (332)
                                     -----       -----      -----
                                       946       1,159        924
    Total federal and state          -----       -----      -----
     income taxes                  $ 1,087     $   629    $(1,036)
                                     =====       =====      =====
    Deferred income taxes are provided to recognize the income tax effect of reporting certain transactions in different years for income tax and financial reporting purposes in accordance with the ratemaking policies of the FERC. Provisions for deferred income taxes reflect the tax effect of all timing differences.

    In February 1992, the FASB issued SFAS No. 109 on accounting for income taxes effective for fiscal years beginning after December 15, 1992.
    The Company adopted the newly revised standard effective January 1, 1993, and will not restate prior periods. The standard requires the use of the liability method under which existing deferred taxes will be adjusted currently to reflect the effect of tax rates applicable to the years in which these taxes would become payable. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The new standard had no impact on total income tax expense for financial reporting purposes. The net regulatory liability related to income taxes is $12,628,000 as of December 31, 1993. This liability is being amortized consistent with the Company's ratemaking.
                                   - 32 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

2.  INCOME TAX EXPENSE (continued)

    Accumulated deferred income taxes consisted of the following as of December 31, 1993.
                                                            Amount
                                                    (Dollars in Thousands)
    Liabilities
        Property                                            $58,158
        Other                                                 2,763
                                                             ------
                                                             60,921
    Assets                                                   ------
        Decommissioning                                       8,877
        Regulatory Tax Liability                              5,285
        Investment Tax Credit                                 4,797
        Last Core Fuel and Material and Supplies Inventory    4,053
        Other                                                 3,811
                                                             ------
                                                             26,823
    Accumulated Deferred Income Taxes,                       ------
        Net at December 31, 1993                            $34,098
                                                             ======
    A valuation allowance has not been recorded at December 31, 1993, as the Company expects that all deferred income tax assets will be realized in the future.

    The principal components of deferred federal and state income taxes required to be disclosed pursuant to the accounting standards for income taxes in effect prior to the adoption of SFAS No. 109 are as follows:
                                    Year Ended December 31
    (Dollars in thousands)          1992                1991
                             Federal    State    Federal    State
    Depreciation             $  (349)   $(101)   $(2,292)   $(734)
    Decommissioning           (1,219)     -       (1,219)     -
    Amortization - last
     core fuel and
     materials and supplies     (453)    (145)      (528)    (169)
    Alternative minimum tax       17      -         (876)     -
    Fuel contract
     termination fees           (286)     (92)       932      299
    Flowback of excess
     deferrals                (1,085)     -       (1,477)     -
    Other, net                (1,207)     (14)      (458)     272
                               -----      ---      -----      ---
     Total deferred taxes    $(4,582)   $(352)   $(5,918)   $(332)
                               =====      ===      =====      ===
                                   - 33 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

2.  INCOME TAX EXPENSE (continued)

    Excess deferrals were created as a result of the reduction in the federal income tax rate to 34 percent. The excess deferral related to accelerated tax depreciation will be flowed back as a cost of service reduction over the period that the depreciation timing difference reverses (i.e., the period that straight-line depreciation exceeds accelerated depreciation). The excess deferred tax reserve related to other book/tax timing differences is being flowed back on a straight-line basis over the remaining book life of the plant facilities.

    Investment tax credits utilized to reduce federal income taxes currently payable are deferred and amortized over the lives of the related assets.

    The following table reconciles the statutory federal income tax rate to the effective tax rate for financial reporting purposes.

                                  1993            1992            1991
                                         (Dollars in Thousands)
                              Amount    %     Amount    %     Amount    %
    Statutory federal income
     tax rate                $ 3,101   34.0  $ 2,939   34.0  $ 2,347   34.0
    Increase (reduction) in
     taxes resulting from:
      Investment tax
       credits                  (487)  (5.3)    (406)  (4.7)  (1,216) (17.6)
      Flowback of excess
       deferred income taxes    (596)  (6.5)  (1,085) (12.6)  (1,477) (21.4)
      Nontaxable interest
       income:
        Spent Fuel Trust      (1,807) (19.8)  (1,811) (21.0)  (1,516) (22.0)
        Nonqualified Decom-
         missioning Trust       (441)  (4.8)    (440)  (5.1)    (386)  (5.6)
      Other                      371    3.9      273    3.2      288    4.2
                               -----   ----    -----   ----    -----   ----
    Calculated rate          $   141    1.5  $  (530)  (6.2) $(1,960) (28.4)
                               =====   ====    =====   ====    =====   ====
3.  MOST RECENT RATE CASE

    On April 7, 1993, the FERC initiated an investigation pursuant to
    Section 206 of the Federal Power Act into the justness and reasonableness of Maine Yankee's rate of return on common equity ("ROE") established in the Company's 1988 FERC rate case. The FERC indicated that its concurrent investigations of the rates of return on common equity of Maine Yankee and other nuclear generating companies were based on an independent analysis that suggested such rates might be excessive under current market conditions. After extensive negotiations, on September 20, 1993, the FERC staff, intervenors and Maine Yankee submitted for filing an offer of partial settlement, which was approved by the Commission on December 30, 1993. The settlement agreement provided, among other things, for the following:
                                   - 34 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

3.  MOST RECENT RATE CASE (continued)

    (1) a reduction in Maine Yankee's ROE effective June 15, 1993, to 10.65% from 12.9%;

    (2) an agreement by the parties to enter into good-faith negotiations regarding Maine Yankee's estimated cost of decommissioning and the corresponding collection rate;

    (3) an agreement that if the parties reached a settlement on Maine Yankee's decommissioning and collection rate, Maine Yankee would submit a rate filing requesting approval of the agreed-upon decommissioning and collection rate and a continuation of the 10.65% ROE, with the support of the FERC staff and intervenors;

    (4) an agreement that if the parties were unable to reach agreement on the decommissioning issues, the Company would submit a rate filing that would encompass all appropriate rate issues.

    On January 18, 1994, Maine Yankee, after reaching agreement on the major issues, filed its rate case with the FERC. In the filing, the Company sought approval to continue the ROE of 10.65% as earlier approved by the FERC. Maine Yankee also sought to increase the annual amount collected to fund decommissioning costs for the Plant from $9.1 million to the agreed amounts of $14.9 million commencing April 1, 1994. This amount reflects the first step increase in the estimated cost to fully decommission the Plant from the $167.0 million (in mid-1987 dollars) allowed by the FERC in the Company's 1988 rate case to $316.6 million (in mid-1993 dollars) based on the Company's 1993 decommissioning cost study. The Company plans to continue to evaluate the cost of decommissioning periodically and seek additional step increases as necessary. With this filing, Maine Yankee is also requesting the FERC's approval for current and past expenses to fund postretirement benefits other than pensions, pursuant to a new accounting standard. See Note 11 of Notes to Financial Statements.

    Along with the rate filing, the Company filed offers of settlement that were the result of extensive negotiations between Maine Yankee and the intervenors. The parties, except for one municipal utility, have agreed to a settlement reflecting, among other things, the following:

    (1) an agreement to extend the ROE of 10.65% to April 1, 1997, or later, except for certain reopener provisions;

    (2) an agreement to establish the decommissioning collection rate described above based on the new decommissioning cost estimate of $316.6 million;

    (3) an agreement to establish a moratorium on Maine Yankee's ROE and decommissioning collection rate until April 1, 1997, except in certain limited circumstances.
                                   - 35 -




                    Maine Yankee Atomic Power Company
                       NOTES TO FINANCIAL STATEMENTS

3.  MOST RECENT RATE CASE (continued)

    The settlement offer does not address the treatment of postretirement benefits other than pensions.

    Although the Company has reached agreement with all of the principal parties on the major rate issues, the Company cannot predict with certainty what action the FERC will take on its rate filing.

4.  NOTES PAYABLE TO BANKS

    The Company had bank lines of credit totaling $21.0 million as of December 31, 1993 and 1992, all of which require an annual fee of 1/4%. The outstanding bank notes under the lines of credit as of December 31, 1993 and 1992 were $0.0 and $4.5 million respectively.

5.  FIRST MORTGAGE BONDS

    On March 14, 1991, the Company issued $60.0 million of First Mortgage Bonds, Series D (Sinking Fund) 8.79% due 2002, through a private placement to institutional investors. The net proceeds received by the Company from the sale of Series D Bonds were applied to the repayment of bank borrowings incurred to finance the Company's construction program.

    On January 22, 1993, the Company issued $40.0 million of First Mortgage Bonds, Series E (Sinking Fund) 8.13% due 2008, through a private placement to institutional investors. The net proceeds received by the Company from the bonds were applied to the redemption of the outstanding $27.5 million principal amount of Series A 9.10% Bonds, with the balance being applied to the repayment of bank borrowings incurred to finance the Company's construction and fuel procurement programs.

    On June 4, 1993, the Company issued $25.0 million of First Mortgage Bonds, Series F (Sinking Fund) 6.89% due 2008, through a private placement to an institutional investor. The net proceeds received by the Company from the bonds were applied to the redemption of the out-standing $16.7 million principal amount of Series B 8 1/2% Bonds and $4.4 million principal amount of Series C 7 5/8% Bonds, with the balance being applied to the repayment of bank borrowings incurred to finance the Company's construction and fuel procurement programs.

    The annual sinking fund requirements of outstanding Series D, E, and F First Mortgage Bonds and bonds repurchased in advance for each of the five years ending December 31, 1997, are as follows:
                                              Bonds Repurchased
                                 Sinking          in Advance
                                   Fund      at December 31, 1993
         1993                  $6,667,000             -
         1994                   6,667,000             -
         1995                   6,667,000             -
         1996                   6,667,000             -
         1997                   6,667,000             -

                                   - 36 -


                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

5.  FIRST MORTGAGE BONDS (continued)

    Under the terms of the Indenture securing the First Mortgage Bonds, substantially all electric plant of the Company is subject to a first mortgage lien.

6.  SECURED CREDIT AGREEMENT

    In 1989 the Company entered into a secured credit agreement with a group of banks including the Bank of New York ("BNY"), which is also acting as the agent bank, under which the Company may borrow amounts up to $50.0 million to finance corporate expenditures. Borrowings are secured by the Company's nuclear fuel inventory as defined and certain rights under the Power Contracts and Capital Funds Agreements. Under the credit agreement as amended in 1992, the Company has four rate options for financing its interim requirements: (1) a rate based on the higher of BNY's prime rate or a rate based on overnight federal funds transactions plus 1/4%; (2) the LIBOR rate plus 1/2%; (3) an adjusted certificate of deposit rate plus 5/8%; and (4) a rate established by bid. A quarterly commitment fee of .35% per annum is required on the unused portion of the facility. The credit agreement has a three-year term, which may be extended for an additional year on each anniversary by agreement of the Company and the banks. The agreement was extended for an additional year in 1993 with a current maturity date of August 1996. Certain other information relating to this loan arrangement is as follows:
                                              Year Ended December 31,
                                              1993     1992      1991
                                              (Dollars in Thousands)
    Promissory notes outstanding
     at end of period                       $12,000  $21,000   $26,000
    Average daily outstanding borrowings    $ 6,595  $22,527   $20,441
    Highest level of borrowing              $25,000  $36,000   $50,000
    Annual interest rate at end of period      3.71%    4.21%     5.57%
    Effective average annual interest rate     3.85%    4.62%     6.82%

7.  EURODOLLAR REVOLVING CREDIT AGREEMENT

    In January 1990 the Company entered into a Eurodollar Revolving Credit Agreement with a group of major international banks including Union Bank of Switzerland, which is also acting as agent bank, under which the Company may borrow up to $35.0 million. Under the facility each loan is due one year after the date of the loan, unless an earlier termination date applies under the agreement, and bears interest at a LIBOR-based rate plus 5/8%. A commitment fee of .35% on the unused line is payable quarterly. The loans are secured by a second lien on the Company's nuclear fuel inventory (excluding fuel in the reactor) and on certain rights under its Power Contracts and Capital Funds Agreements requiring payments or financing of fuel-related costs.
                                   - 37 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

7.  EURODOLLAR REVOLVING CREDIT AGREEMENT (continued)

    Certain other information relating to the Eurodollar Revolving Credit Agreement is as follows:
                                              Year Ended December 31,
                                              1993      1992      1991
                                               (Dollars in Thousands)
    Promissory notes outstanding
     at end of period                      $   -      $   -     $   -
    Average daily outstanding borrowings   $   -      $   -     $ 4,285
    Highest level of borrowings            $   -      $   -     $30,000
    Annual interest rate at end of periods     -   %      -  %      -  %
    Effective average annual interest rate     -   %      -  %     8.03%

8.  REDEEMABLE PREFERRED STOCK

    7.48% Series. The Company must redeem and cancel 6,000 shares annually of the 7.48% Series Preferred Stock at par value plus accrued dividends. At the election of the Company, up to an additional 6,000 shares may be redeemed and cancelled at par plus accrued dividends on each redemption date. The optional provision is not cumulative. The annual sinking fund requirement through December 31, 1998, is $600,000. The Company may also redeem, in whole or in part, any additional shares of the 7.48% Series Preferred Stock upon not less than thirty nor more than fifty days' notice at $101.50 per share on or before December 31, 1997, and at $100.00 per share thereafter, in each case plus accrued dividends.

    There was no Preferred Stock repurchased for the sinking fund in advance and not cancelled at December 31, 1993, 1992, and 1991.

    8.00% Series. On September 22, 1992, the Company issued $15.0 million of Cumulative Preferred Stock, 8.00% Series (Sinking Fund), through a private placement to institutional investors. The net proceeds received by the Company from the sale of the Preferred Stock were applied to the repayment of bank borrowings incurred to finance the Company's construction program.

    At the option of the Company, any time on and after October 1, 1997, shares of the Cumulative Preferred Stock, 8.00% Series are redeemable at redemption prices decreasing from $105.33 per share on or after October 1, 1997, to $100.00 per share as of October 1, 2007. No shares of Cumulative Preferred Stock 8.00% Series may be redeemed, directly or indirectly, prior to October 1, 1997. Mandatory sinking fund redemptions of the 8.00% Series shares begin October 1, 2002, and each October 1 thereafter with a noncumulative optional provision to redeem additional shares at a price of $100.00 per share plus dividends accrued.
                                   - 38 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

9.  RETAINED EARNINGS

    Under terms of the most restrictive test in the Company's First Mortgage Indenture and the Company's Articles of Incorporation, no dividend may be paid on any class of its stock unless the Company is in compliance with specific equity ratio requirements. Through
    December 31, 1993, the Company was in compliance with these requirements.

10. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

    The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable are discussed below. The carrying amounts of cash and temporary investments approximate fair value because of the short maturity of these investments. The fair value of redeemable preferred stock, other notes and long-term obligations is based on quoted market prices for the same or similar issues.

    The estimated fair value of the Company's financial instruments as of December 31, 1993, is as follows:

       (Dollars in Thousands)           Carrying        Fair
                                         Amount         Value
       Cash                            $  1,937       $  1,937
       Spent Fuel Trust                  86,684         94,541
       Decommissioning Trust             93,847         99,862
       Redeemable Preferred Stock        20,400         22,116
       Mortgage Bonds                   110,000        115,319
       Notes Payable                     12,000         12,000

    Anticipated regulatory treatment of any differences between fair value and carrying value of the Company's financial instruments is expected to be considered in the future rates charged by the Company.

11. EMPLOYEE AND POSTRETIREMENT BENEFITS

    The Company has two separate noncontributory defined-benefit pension plans which cover substantially all of its union and nonunion employees. The Company's funding policy is to contribute amounts to the separate plans which are sufficient to meet the funding requirements set forth in the Employee Retirement Income Security Act ("ERISA"), plus such additional amounts as the Company may determine to be appropriate. Total pension expense related to these plans amounted to $1,524,000 in 1993, $1,434,000 in 1992 and $991,000 in 1991.

    Plan benefits under the union retirement plan are based on average career earnings and length of employee service. Plan benefits under the nonunion retirement plan are based on average final earnings, as defined within the plan, and length of employee service.

    A summary of the components of net periodic pension cost for the union and nonunion defined benefit plans in 1993, l992 and 1991 and the total contributions charged to pension expense is as follows:
                                   - 39 -



                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

11. EMPLOYEE AND POSTRETIREMENT BENEFITS (continued)

                                         Union                 Nonunion
                                    l993   l992   1991     l993    1992     1991
                                              (Dollars in Thousands)
  Service Cost - Benefits Earned
   During the Period             $ 299  $ 247  $ 185  $   993 $  895  $   628
  Interest Cost on Projected
   Benefit Obligation              213    182    152      874    731      583
  Return on Plan Assets             (413)  (188)  (356)  (1,009)   (512)  (1,024)
  Net Amortization and Deferral    158      5    206      409     74      617
                                   ---    ---    ---    -----  -----    -----
    Net Periodic Pension Cost    $ 257  $ 246  $ 187  $ 1,267 $1,188  $   804
                                   ===    ===    ===    =====  =====    =====
    The following table sets forth the actuarial present value of pension benefit obligations, the funded status of the plans and the liabilities recognized on the Company's balance sheet at December 31, 1993 and l992:

                                         Union           Nonunion
                                      1993    1992      1993    1992
                                          (Dollars in Thousands)
    Actuarial Present Value of
     Benefit Obligations
      Vested Benefit Obligation      $1,867  $1,163   $ 6,074  $3,202
                                      =====   =====    ======   =====
      Accumulated Benefit Obligation $2,333  $1,510   $ 7,993  $4,053
                                      =====   =====    ======   =====
      Projected Benefit Obligation   $3,268  $2,328   $15,282  $9,277
      Plan Assets at Market Value
       (Primarily, Stocks and Bonds)  3,544   2,797     9,451   6,955
      Funded Status - Projected       -----   -----    ------   -----
       Benefit Obligation in Excess
       of (Less Than) Plan Assets      (276)   (469)    5,831   2,322
      Unrecognized Prior Service
       Cost                              15      17    (3,091)    (26)
      Unrecognized Net (Loss) Gain     (138)    173    (1,575)   (757)
      Unrecognized Net Asset            331     353       442     473
        Net Pension Liability (Asset) -----   -----     -----   -----
         Recognized in the Balance
         Sheet                       $  (68) $   74   $ 1,607  $2,012
                                      =====   =====    ======   =====

    Assumptions used in determining the actuarial present value of the pension benefit obligation for the union and nonunion plans at December 31 plans at December 31 were as follows:
                                                    1993     1992
    Weighted Average Discount Rate                  7.25%    8.50%
    Rate of Increase in Future Compensation Levels  5.50%    7.00%
    Expected Long-Term Return on Assets             8.50%    8.50%
                                   - 40 -




                     Maine Yankee Atomic Power Company

                       NOTES TO FINANCIAL STATEMENTS

11. EMPLOYEE AND POSTRETIREMENT BENEFITS (continued)

    In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for substantially all of its qualifying employees. These benefits are provided through insurance companies acting either as an insurer or plan administrator, and premiums are based on the benefits paid during the year. The Company recognizes the cost of providing these benefits through charging expense in the current period. The cost of health care and life insurance benefits, substantially all of which relates to active employees, aggregated approximately $2,422,000 in 1993, $2,159,000 in 1992 and $1,833,000 in
    1991.

    In addition, in 1989 the Company established an employee welfare benefit plan for nonunion employees, to provide a systematic means of providing certain life, health and other postretirement benefits to eligible retired employees and their dependents. In 1990 the Company began funding the employee welfare benefit plan for union employees. The benefits of the plan will be provided through a trust fund established for the exclusive purpose of funding such benefits. The trust fund will be funded by contributions by participants in the plan, if and to the extent such contributions are required under the plan, and contributions by the Company. Contributions made by the Company related to these plans amounted to $786,000 in 1993, $331,000 in 1992 and $606,000 in 1991.

    The benefits provided under the employee welfare benefit plans will be limited to benefits for participants, dependents and beneficiaries which qualify as welfare benefits under Section 3(1) of ERISA or as life, sickness, accident or other benefits permitted to be provided through (1) a "Voluntary Employees' Beneficiary Association" exempt from taxation to the extent permitted under Sections 501(c)(9) and 512 of the Internal Revenue Code ("IRC") and the regulations thereunder, and (2) a 401(h) subaccount, for nonunion employees, established in accordance with Section 401(h) of the IRC in 1992 and maintained within the Company's Retirement Income Plan for Nonunion Employees.

    In December 1990, the FASB issued a new standard on Employers' Accounting for Postretirement Benefits Other Than Pensions, such as health care and life insurance. The Company adopted the new standard effective January 1, 1993, and did not restate prior periods. The new standard requires the accrual of the expected cost of such benefits during the employees' years of service and provides transition rules allowing the impact of the adoption to be included in annual expense over a period not greater than 20 years.

    The following table sets forth the plan's funded status:
                                   - 41 -





                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

11. EMPLOYEE AND POSTRETIREMENT BENEFITS (continued)
                                                               1993
    Fair Value of Plan Assets                              $3,946,538
                                                            ---------
    Accumulated Postretirement Benefit Obligation:
      Current Retirees and Beneficiaries                      608,451
      Active Employees Fully Eligible for Benefits            320,981
      Other Active Employees                                7,759,440
                                                            ---------
        Total Accumulated Benefit Obligations               8,688,872
                                                            ---------
    Accumulated Benefit Obligation in
     Excess of Plan Assets                                 (4,742,334)

    Unrecognized Amounts:
      Transition Obligation                                 3,237,765
      Prior Service Cost                                     (414,074)
      Net Loss                                              1,622,781
                                                            ---------
        Accrued Postretirement Benefit Cost               $  (295,862)
                                                            =========
    The net periodic postretirement benefit cost expensed for 1993 included the following components:

    Service Cost                                           $  509,818
    Interest Cost                                             574,018
    Actual Return on Assets                                   (44,730)
    Deferral of Asset Loss During the Year                   (173,557)
    Amortization of Transition Obligation                     215,851
                                                            ---------
      Net Periodic Postretirement Benefit Cost             $1,081,400
                                                            =========
    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation is 7.25%. The expected pre-tax long-term rate of return on the plan assets is 7.50%. A 14% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1993. The health care cost trend rate is assumed to decrease annually through the year 1999 to an ultimate rate of 5.5%. Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $2.0 million.

12. COMMITMENTS AND CONTINGENCIES

    Construction: The Company anticipates construction expenditures to amount to $8.7 million (inclusive of AFC) in 1994.

    Nuclear Fuel: The Company anticipates nuclear fuel expenditures of $23.4 million (inclusive of AFN) for 1994 and $61.4 million (inclusive of AFN) for the period 1995 through 1998.
                                   - 42 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (continued)

    Nuclear Fuel Storage: Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provides for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandons plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. In late 1989 the DOE announced that the permanent disposal site was not expected to open before 2010, although originally scheduled to open in 1998. Additional delays due to political and technical problems are probable.

    Under the terms of a license amendment approved by the NRC in 1984, the present storage capacity of the spent fuel pool at the Plant will be reached in 1999 and after 1996 the available capacity of the pool will not accommodate a full-core removal. After consideration of available technologies, the Company elected to provide additional capacity by replacing the fuel racks in the spent fuel pool at the Plant and, on January 25, 1993, filed with the NRC seeking authorization to implement the plan. On March 15, 1994, the NRC granted the authorization. Maine Yankee believes that the replacement of the fuel racks will provide adequate storage capacity through the Plant's licensed operating life, but cannot predict with certainty whether or to what extent the new level of storage capacity at the Plant will affect the operation of the Plant or the future cost of disposal.

    Nuclear Insurance: In accordance with the Price-Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.317 billion, effective March 20, 1994. The primary layer of insurance for the liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9.117 billion, based on 115 licensed reactors. The secondary layer is based on a retrospective premium assessment of $75.5 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per accident. In addition, the retrospective premium is subject to inflation-based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection, each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment.

    In addition to the insurance required by the Price-Anderson Act, the Company carries all-risk nuclear property damage insurance in the amount of $500 million plus additional excess nuclear property insurance in the amount of $2.25 billion, effective January 1, 1994. Of this additional excess insurance, $1.4 billion is provided by a
    nuclear   electric   utility  industry  insurance  company  through  a
                                   - 43 -


                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (continued)

    combination of current premiums and retrospective premium assessments. If the insurance company experiences losses in excess of its capacity to pay them, each participating utility may be assessed a retrospective premium of up to 7.5 times its premium with respect to industry losses in any policy year, which could range up to approximately $12.8 million for the Company. The remaining excess nuclear property coverage of $850 million is obtained from the commercial insurance market and is not subject to retrospective premium assessments. These excess coverage amounts are the maximum offered by both the industry mutual company and the commercial market.

    Low-Level Waste Disposal: The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required operating disposal facilities to accept low-level nuclear waste from other states until December 31, 1992. The Waste Act also set limits on the volume of waste each disposal facility must accept from each state, established milestones for the nonsited states to establish facilities within their states or regions (pursuant to regional compacts) and authorized increasing surcharges on waste disposal until 1992. After 1992 the states in which there are operating disposal sites are permitted to refuse to accept waste generated outside their states or compact regions. In 1987 the Maine Legislature created the Maine Low-Level Radioactive Waste Authority (the "Maine Authority") to provide for such a facility if Maine is unable to secure access to out-of-state facilities after 1992, and the Maine Authority has been engaged in a search for a qualified disposal site in Maine. The Company volunteered its site at the Plant for that purpose, but progress toward establish-ing a definitive site in Maine, as in other states, was difficult because of the complex technical nature of the search process and the political sensitivities associated with it. As a result, Maine did not satisfy its milestone obligation under the Waste Act requiring submission of a site license application by the end of 1991, and is therefore subject to surcharges on its waste and has not had access to regulated disposal facilities since the end of 1992. Thus, Maine Yankee now stores all waste generated at an on-site storage facility.

    At the same time, the State of Maine was pursuing discussions with the State of Texas concerning participation in a compact with that state and Vermont. In May 1993, the Texas Legislature approved a compact with the states of Maine and Vermont. The Maine Legislature in June 1993 ratified the compact and submitted it to ratification by Maine voters in a referendum held on November 2, 1993, in which the compact was ratified by a margin of approximately 73% to 27%. It must now be presented to the United States Congress for final ratification.
                                   - 44 -




                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (continued)

    The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a planned facility in west Texas. In return Maine would be required to pay $25 million, assessed to the Company by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. In addition, the Company would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses. Pending the ratification votes, the Maine Authority has suspended its search for a suitable disposal site in Maine.

    In the event the required ratification by Congress is not obtained, subject to continued NRC approval, the Company can continue to utilize its capacity to store approximately ten to twelve years' production of low-level waste at its facility at the Plant site, which it started in January 1993. Subject to obtaining necessary regulatory approval, the Company could also build a second facility on the Plant site. The Company believes it is probable that it will have adequate storage capacity for such low-level waste available on-site, if needed, through the licensed operating life of the Plant. On January 26, 1993, the NRC published for public comment a proposed rulemaking that, if adopted, would require a licensee such as Maine Yankee, as a condition of its license, to document that it had exhausted other reasonable waste management options in order to be permitted to store low-level waste on-site beyond January 1, 1996. Such options include taking all reasonable steps to contract, either directly or through the state, for disposal of the low-level waste. On February 9, 1994, the NRC, after affirming its preference for disposal of waste over storage, announced its decision to withdraw the proposed rulemaking. Maine Yankee expects the NRC to issue its formal notice of withdrawal in the spring of 1994.

    The Company cannot predict whether the final required ratification of the Texas compact or other regulatory approvals required for on-site storage will be obtained, but the Company intends to utilize its on-site storage facility in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

    Maine Yankee has been notified by the Maine Department of Environmental Protection ("DEP") that it is one of approximately 100 potentially responsible parties under the Maine Uncontrolled Hazardous Substance Sites law for having arranged for the transport of hazardous substances to sites that have been designated uncontrolled hazardous substance sites by the DEP. Under the Maine law, each responsible party is jointly and severally liable for costs associated with the abatement, clean-up or mitigation of the hazards at such a site. Since the investigations by the DEP and the Company are in their early stages and a large number of potentially responsible parties are involved, the Company cannot now predict the amount of costs it will ultimately be required to assume, but believes the amount could be material.
                                   - 45 -



                    Maine Yankee Atomic Power Company

                      NOTES TO FINANCIAL STATEMENTS

13. UNAUDITED QUARTERLY FINANCIAL DATA

    Unaudited quarterly financial data are shown below. Results of operations vary between quarters, primarily because of scheduled and unscheduled plant outages.

                                          Quarter Ended
                          March 31     June 30  September 30  December 31
                          (Dollars in Thousands, Except Per Share Amounts)
    1993
    Electric Operating
     Revenues             $41,817      $42,053     $62,756      $46,476
    Operating Income        4,241        4,453       4,444        3,442
    Net Income              2,506        2,457       2,522        1,495
    Earnings Per Share
     of Common Stock         4.21         4.11        4.24         2.19

    1992
    Electric Operating
     Revenues             $57,357      $44,457     $40,261      $45,184
    Operating Income        4,195        4,436       4,266        4,167
    Net Income              2,199        2,231       2,269        2,474
    Earnings Per Share
     of Common Stock         4.17         4.24        4.25         4.13

14. TRANSACTIONS WITH ASSOCIATED COMPANIES

    During 1993, 1992 and 1991, the Company paid $12,654,440, $12,214,635 and $11,099,994, respectively, to Yankee Atomic Electric Company, an associate of several of the Sponsors, for services at cost for its engineering and nuclear services department. Central Maine Power Company has furnished the Company certain engineering, administrative and legal services, and furnished certain facilities at cost, and electric service at its filed rates. During 1993, 1992 and 1991, Central Maine Power Company was reimbursed in the amount of $3,454,611, $4,010,974 and $3,485,433, respectively, for such services. It is expected that Yankee Atomic Electric Company and Central Maine Power Company will continue to perform similar services for the Company in the future, for which they will be reimbursed by the Company.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                   - 46 -



                                PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  Directors

    The directors of the Company and their principal occupations and all positions and offices with the Company are as follows:

     Name, Age and Year
    First Elected Director                 Principal Occupation

    David T. Flanagan, 46, 1988,           President and Chief Executive
     Chairman of the Board of               Officer, Central Maine Power
     Directors                              Company

    Robert S. Briggs, 50, 1991,            President and Chief Executive
     Director                               Officer, Bangor Hydro-Electric
                                            Company

    Ted C. Feigenbaum, 43, 1994,           Senior Vice President and Chief
     Director (effective                    Nuclear Officer, North Atlantic
     March 18, 1994)North Atlantic          Energy Service Corporation

    Charles D. Frizzle, 51,                President and Chief Executive
     1991, President and Chief              Officer of the Company
     Executive Officer, and
     Director

    Frederic E. Greenman, 57, 1984,        Senior Vice President, Secretary
     Director                               and General Counsel, New England
                                            Power Company

    R. Edward Hanson, 56, 1994,            Retired Vice President of
     Director (effective                    Production, Central Maine Power
     March 21, 1994)                        Company

    G. Melvin Hovey, 64, 1984,             Chairman and President,
     Director                               Maine Public Service Company

    John B. Keane, 47, 1992,               Vice President and Treasurer,
     Director                               Northeast Utilities

    Donald F. Kelly, 62, 1992,             Retired Senior Vice President,
     Director                               Production, Engineering and Power
                                            Supply, Central Maine Power
                                            Company

    Carroll R. Lee, 44, 1979,              Vice President - Operations, Bangor
     Director                               Hydro-Electric Company

    John W. Newsham, 61, 1993              Vice President, New England
     Director                               Electric System

                                   - 47 -

      Name, Age and Year
    First Elected Director                 Principal Occupation

    John F. Opeka, 53, 1986,               Executive Vice President -
     Director                               Engineering and Operations,
                                            Northeast Utilities Service
                                            Company

    Donald G. Pardus, 53, 1989,            Chairman and Chief Executive
     Director                               Officer, EAstern Utilities
                                            Associates

    Gerald C. Poulin, 52, 1989,            Vice President, Production and
     Director                               Support, Central Maine Power
                                            Company

    John W. Rowe, 48, 1991, *              President and Chief Executive
     Director                               Officer, New England Electric
                                            System

    Robert de R. Stein, 44, 1993,          Senior Vice President, Engineering
     Director                               and Energy Resources, Central
                                            Vermont Public Service Corporation

    Douglas Stevenson, 45, 1993,           Treasurer, Central Maine Power
     Director                               Company

    Russell D. Wright, 47, 1989            President and Chief Operating
     Director                               Officer, Commonwealth Electric
                                            Company

* Mr. Rowe also served as a director of the Company from 1984 to 1989 while President and Chief Executive Officer of Central Maine Power Company.

    Each of the directors has been for the past five years, and each of the directors is now, an officer or employee of the Company, one of the Sponsors or an associated company thereof.

    Each of the Sponsors is represented on the Company's Board of Directors, but there is no formal arrangement with respect to such representation. The directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. They are not compensated by Maine Yankee for serving as directors.
                                   - 48 -

B.  Executive Officers

    The following are the executive officers of the Company with all positions and offices held:

    Name                  Age     Office and Year First Elected Officer
    Charles D. Frizzle     51   President - 1989
                                President and Chief Executive Officer -
                                 1992

    Patrick S. Lydon       51   Vice President, Finance and Admin-
                                 istration, and Treasurer - 1985
                                Vice President, Finance and Admin-
                                 istration - 1993

    Andrew C. Kadak        48   Vice President, Nuclear Services -
                                 1987

    G. Douglas Whittier    47   Vice President, Licensing and
                                 Engineering - 1990

    Graham M. Leitch       59   Vice President, Operations, effective
                                 January 1,1993

    James D. Firth         40   Vice President, Public and
                                 Governmental Affairs - 1989
                                 (Resigned effective April 1, 1993)

    Mary Ann Lynch         38   General Counsel - 1990

    Michael E. Thomas      34   Treasurer, effective January 1, 1993

    William M. Finn        57   Secretary and Clerk - 1984

    Each of the executive officers except Mr. Leitch and Ms. Lynch has been for the past five years and is now an officer or employee of the Company or one of the Sponsors or an associated company thereof.
    Mr. Leitch had been retired from Philadelphia Electric Company since July 1992 after serving since 1987 as Vice President and Plant Manager of the Limerick nuclear power plant.
                                   - 49 -

    Ms. Lynch was associated with the law firm of Verrill & Dana, Portland, Maine, from 1984 until her employment with the Company.

    The executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified. All are employees of the Company except Mr. Kadak, who is employed by Yankee Atomic Electric Company, and Mr. Finn, who is employed by Central Maine Power Company.

    There are no family relationships between any directors or executive officers nor any formal arrangements or understandings pursuant to which any were selected as officers or directors.

C.  Other Directorships

    The following directors of the registrant hold other directorships as follows:

       Director                    Other Directorships Held

    Robert S. Briggs            Bangor Hydro-Electric Company
                                East Branch Improvement Company
                                Maine Distributors
                                Eastern Maine Medical Center
                                Penobscot Hydro Co., Inc.
                                Bangor Var Co., Inc.

    Ted C. Feigenbaum           Greater Seacoast United Way
                                Portsmouth Academy for the Performing
                                 Arts/Seacoast Repertory Theater
                                North Atlantic Energy Corporation
                                North Atlantic Energy Service Corporation

    David T. Flanagan           Central Securities Corporation
                                Cumberland Securities Corporation
                                Maine Electric Power Company, Inc.
                                The Union Water-Power Company
                                University of Maine System
                                American University of Bulgaria


                                   - 50 -

       Director                    Other Directorships Held

    Charles D. Frizzle          Maine Leadership Consortium
                                Mid Coast Health Services
                                Mid Coast Medical Group
                                Nuclear Management and Resources Council
                                Maine Chamber of Commerce and Industry

    Frederic E. Greenman        American Corporate Counsel Association,
                                 Northeast Chapter
                                Narragansett Energy Resources Company
                                New England Electric Resources, Inc.
                                New England Electric Transmission
                                 Corporation
                                New England Energy Incorporated
                                New England Hydro Finance Company, Inc.
                                New England Hydro-Transmission Corp.
                                New England Hydro-Transmission Electric Co.,
                                 Inc.
                                New England Legal Foundation
                                New England Power Company
                                New England Power Service Company
                                Connecticut Yankee Atomic Power Company
                                Vermont Yankee Nuclear Power Corporation
                                Yankee Atomic Electric Company

    R. Edward Hanson            Kennebec Hydro Resources, Inc.

    G. Melvin Hovey             Maine & New Brunswick Electrical Power
                                 Company, Limited
                                Maine Public Service Company
                                First Citizens Bank
                                Maine Chamber of Commerce and Industry

                                   - 51 -

       Director                    Other Directorships Held
    John B. Keane               Connecticut Yankee Atomic Power Company
                                Charter Oak Energy, Inc.
                                Charter Oak (Paris), Inc.
                                The Connecticut Light and Power Company
                                Northeast Nuclear Energy Company
                                Northeast Utilities Service Company
                                The Rocky River Realty Company
                                Research Park, Inc.
                                The City and Suburban Electric and Gas
                                 Company
                                The Connecticut Steam Company
                                The Connecticut Transmission Corporation
                                Electric Power, Incorporated
                                The Nutmeg Power Company
                                HEC, Inc.
                                Holyoke Power and Electric Company
                                Holyoke Water Power Company
                                The Quinnehtuk Company
                                Western Massachusetts Electric Company
                                North Atlantic Energy Corporation
                                North Atlantic Energy Service Corporation
                                Vermont Yankee Nuclear Power Corporation
                                Yankee Atomic Power Company
                                Greater Hartford Arts Council
                                Greater Hartford Architecture Conservancy

    Donald F. Kelly             Central Securities Corporation
                                Cumberland Securities Corporation
                                Maine Electric Power Company, Inc.
                                NORVARCO

    Carroll R. Lee              Maine Electric Power Company, Inc.
                                East Branch Improvement Company
                                Penobscot Hydro Co., Inc.
                                Bangor Var Co., Inc.
                                Bangor Hydro-Electric Company

                                   - 52 -

       Director                    Other Directorships Held
    John W. Newsham             New England Power Service Company
                                New England Power Company
                                New England Energy Resources, Inc.
                                Narragansett Energy Resources Company
                                Connecticut Yankee Atomic Power Company
                                Yankee Atomic Electric Company

    John F. Opeka               Connecticut Yankee Atomic Power Company
                                Yankee Atomic Electric Company
                                Northeast Utilities Service Company
                                The Connecticut Light and Power Company
                                Western Massachusetts Electric Company
                                The Quinnehtuk Company
                                Holyoke Water Power Company
                                Holyoke Power & Electric Company
                                The Rocky River Realty Company
                                Research Park, Inc.
                                Northeast Nuclear Energy Company
                                Opportunities Industrialization Center
                                 of New London County
                                Charter Oak Energy, Inc.
                                North Atlantic Energy Corporation
                                North Atlantic Energy Services Corporation

    Donald G. Pardus            Eastern Utilities Associates (Trustee)
                                Montaup Electric Company
                                Eastern Edison Company
                                Blackstone Valley Electric Company
                                EUA Service Corporation
                                Newport Electric Corporation
                                EUA Cogenex Corporation
                                EUA Ocean State Corporation
                                EUA Energy Investment Corporation
                                Yankee Atomic Electric Company
                                Connecticut Yankee Atomic Power Company
                                Vermont Yankee Nuclear Power Corporation
                                Electric Council of New England

    Gerald C. Poulin            NORVARCO
                                Kennebec Water Power Company
                                The Union Water-Power Company
                                Androscoggin Reservoir Company
                                Maine Electric Power Company, Inc.
                                KV Federal Credit Union
                                Calumet Education Foundation

                                   - 53 -

       Director                    Other Directorships Held
    John W. Rowe                New England Electric System
                                New England Energy Incorporated
                                New England Power Service Company
                                Massachusetts Electric Company
                                New England Hydro-Transmission Electric
                                 Company, Inc.
                                New England Hydro-Transmission Corp.
                                Narragansett Energy Resources Company
                                New England Electric Transmission Corp.
                                New England Electric Resources, Inc.
                                New England Hydro Finance Company, Inc.
                                The Narragansett Electric Company
                                New England Power Company
                                New England Wholesale Electric Company
                                Bank of Boston
                                First National Bank of Boston
                                UNUM Corporation
                                Electric Power Research Institute

    Robert de R. Stein          Yankee Atomic Electric Company
                                Connecticut Yankee Atomic Power Company
                                Smart Energy Services, Inc.

    Douglas Stevenson           Kennebec Hydro Resources, Inc.
                                Integrated Resource Management Services
                                American Red Cross Blood Services -
                                 Northeast Region
                                Kennebec Valley Medical Center

    Russell D. Wright           Cambridge Electric Light Company
                                Canal Electric Company
                                Commonwealth Electric Company
                                COM/Energy Services Company
                                COM/Energy Steam Company
                                Connecticut Yankee Atomic Power Company
                                Yankee Atomic Electric Company
                                Vermont Yankee Nuclear Power Corporation
                                Reed and Barton

                                   - 54 -

ITEM 11 - EXECUTIVE COMPENSATION

Prior to April l, l988, except for participation by some officers in incentive compensation and benefit plans, the Company's officers and directors were compensated by the Sponsors or other associated companies by which they were principally employed. Commencing April l, l988, however, certain Company officers became employees of, and started being compensated by, the Company, and were no longer employees of Central Maine Power Company. In addition, certain other employees compensated by Maine Yankee have been promoted to officer positions. In complying with regulatory requirements, the Company has also reimbursed Central Maine Power Company for services rendered by its employees including Maine Yankee officers and directors. See Item l3, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                         SUMMARY COMPENSATION TABLE

The Summary Compensation Table set forth below includes compensation information as to the President and Chief Executive Officer of the Company and the Company's most highly compensated executive officers whose total annual salary and bonus in 1993 exceeded $100,000.

                                                 Annual
                                             Compensation       All Other
Name and Principal Occupation      Year     Salary    Bonus(1) Compensation(2)
Charles D. Frizzle, President      1993    $189,868  $40,896     $ 4,497
 and Chief Executive Officer       1992(3)  166,233   28,647       4,364
                                   1991     148,317   32,016         -

Graham M. Leitch, Vice             1993(4)  136,658   29,181      26,461
 President,Operations

Patrick S. Lydon, Vice             1993     106,733   22,802       3,649
 President, Finance and            1992     102,192   16,771       2,670
 Administration                    1991      97,982   21,024         -

G. Douglas Whittier, Vice          1993      98,347   20,981       2,941
 President, Licensing and          1992      91,058   15,060       2,725
 Engineering                       1991      83,643   18,142         -

(1)The compensation shown in this column reflects Officer and Manager Incentive Plan payments, which are based on the proportion by which the Company exceeds each year's performance goals.

(2)In accordance with the transitional provisions of the applicable Securities and Exchange Commission rules, the Company has not provided any information in this column for any fiscal year that ended prior to December 15, 1992. The compensation shown in this column reflects Company contributions to the Savings and Investment Plan that is available to all nonunion employees except for the amount reported for Graham M. Leitch, which reflects payment for moving expenses in 1993.

(3)Mr. Frizzle became Chief Executive Officer in June 1992.

(4)Mr. Leitch became Vice President, Operations in January 1993.
                                   - 55 -

                             PENSION PLAN TABLE

   The following table shows the estimated annual retirement benefit payable to participating employees, including executive officers, in the earnings and years of service classifications indicated.

   Final Average                          Years of Service
   Compensation                10          20          30          40
     $120,000. . . . . . .   $18,343     $36,686    $ 55,029    $ 60,000
      160,000. . . . . . .    25,143      50,286      75,429      82,400
      200,000. . . . . . .    31,943      63,886      95,829     104,800
      240,000. . . . . . .    38,743      77,486     115,641     115,641

     Covered compensation consists of the salaries of the eligible executive officers. The computation of the estimated retirement benefits in the above table is based on a straight life annuity. Messrs. Frizzle, Leitch, Lydon and Whittier have, respectively, 22, 1, 22 and 10 years of credited service under the Company's retirement program.
                                   - 56 -

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the ownership of the Company's 500,000 shares of $100 par value Common Stock, all of which is issued and outstanding and all of which is held of record and beneficially. None is held by management.

                                            Amount          Percentage
          Name                              Owned           of Class
Central Maine Power Company                 190,000 shares       38%
Edison Drive
Augusta, Maine  04336

New England Power Company                   100,000              20
25 Research Drive
Westborough, Massachusetts  01582

The Connecticut Light and Power Company      60,000              12
P.O. Box 270
Hartford, Connecticut 06141

Bangor Hydro-Electric Company                35,000               7
33 State Street
Bangor, Maine  04401

Maine Public Service Company                 25,000               5
209 State Street
Presque Isle, Maine  04769

Public Service Company of New Hampshire      25,000               5
1000 Elm Street
Manchester, New Hampshire  03105

Cambridge Electric Light Company             20,000               4
One Main Street
Cambridge, Massachusetts  02142-9150

Montaup Electric Company                     20,000               4
P.O. Box 2333
Boston, Massachusetts  02107

Western Massachusetts Electric Company       15,000               3
P.O. Box 270
Hartford, Connecticut  06141

Central Vermont Public Service Corporation   10,000               2
77 Grove Street
Rutland, Vermont  05701                     -------             ---
                                            500,000 shares      100%
                                            =======             ===
                                   - 57 -

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Plant construction period, no return was paid to Sponsors on the money paid by them for Common Stock, but a return (at the rate of 7% per annum through November 30, 1970, and at the rate of 10% per annum thereafter) was charged to plant as an allowance for equity funds used during construction. The amounts so charged were recorded as paid-in capital. This practice terminated as of December 31, 1972, the last day of the last month of the construction period. These amounts are to be paid to the Sponsors on the redemption of Common Stock. The Company's First Mortgage Indenture and the provisions of its Articles of Incorporation relating to its capital stock contain various limitations on redemption.

During 1993 and 1992, the Company paid $12,654,440 and $12,214,635, respectively, to Yankee Atomic Electric Company, an associate of several of the Sponsors, for services at cost for its engineering and nuclear services department. Central Maine Power Company has furnished the Company certain engineering, administrative and legal services, and furnished certain facilities at cost, and electric service at its filed rates. During 1993 and 1992, Central Maine Power Company was reimbursed in the amount of $3,454,611 and $4,010,974, respectively, for such services. It is expected that Yankee Atomic Electric Company and Central Maine Power Company will continue to perform similar services for the Company in the future, for which they will be reimbursed by the Company.
                                   - 58 -




                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. The following financial statements are filed as a part of this report:

                       INDEX OF FINANCIAL INFORMATION

                                                              Page
    Report of Independent Public Accountants                   20
    Financial Statements:
      Statement of Income for each of the three years
       ended December 31, 1993                                 21
      Balance Sheet at December 31, 1993 and 1992              22
      Statement of Capitalization at December 31, 1993
       and 1992                                                24
      Statement of Changes in Common Stock Investment
       for each of the three years ended December 31,
       1993                                                    25
      Statement of Cash Flows for each of the three years
       ended December 31, 1993                                 26
      Notes to Financial Statements                            28

         2. The following financial statement schedules of the Company are filed herewith and included in response to Item 14(d):

                   INDEX OF FINANCIAL STATEMENT SCHEDULES

                                                               Page
    Schedule    V - Electric Property and Nuclear Fuel         F-1
    Schedule   VI - Accumulated Provision for Depreciation
                     of Electric Plant and Amortization of
                     Nuclear Fuel                              F-4
    Schedule VIII - Reserves Exclusive of Reserves for
                     Depreciation                              F-5
    Schedule   IX - Short-Term Borrowings                      F-6

    All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements or related notes.


    (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of 1993 and thereafter to date.

    (c) The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index, which immediately precedes the exhibits to this report.

    (d) The financial statement schedules required to be filed under this paragraph are listed under paragraph (a) 2. of this Item.
                                   - 59 -







                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAINE YANKEE ATOMIC POWER COMPANY
                                         By   Patrick S. Lydon           s/s
                                            Patrick S. Lydon, Vice President,
                                             Finance and Administration
                                             March 30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By   Charles D. Frizzle          s/s      By
   Charles D. Frizzle, President and         Donald F. Kelly, Director
    Chief Executive Officer                   March   , 1994
    (Principal Executive Officer)
    and Director                          By   Carroll R. Lee            s/s
    March 30, 1994                           Carroll R. Lee, Director
                                              March 30, 1994
By   Patrick S. Lydon            s/s
   Patrick S. Lydon, Vice President,      By    John W. Newsham          s/s
    Finance and Administration               John W. Newsham, Director
    (Principal Financial Officer and          March 30, 1994
    Principal Accounting Officer)
    March 30, 1994                        By    John F. Opeka            s/s
                                             John F. Opeka, Director
By   David T. Flanagan           s/s          March 30, 1994
   David T. Flanagan, Chairman of
    the Board of Directors                By    Donald G. Pardus         s/s
    March 30, 1994                           Donald G. Pardus, Director
                                              March 30, 1994
By   Robert S. Briggs            s/s
   Robert S. Briggs, Director             By    Gerald C. Poulin         s/s
    March 30, 1994                           Gerald C. Poulin
                                              March 30, 1994

By                                        By    John W. Rowe             s/s
   Ted C. Feigenbaum, Director               John W. Rowe
    March   , 1994                            March 30, 1994

By   Frederic E. Greenman        s/s      By
   Frederic E. Greenman, Director            Robert de R. Stein
    March 30, 1994                            March   , 1994

By                                        By    Douglas Stevenson        s/s
   R. Edward Hanson, Director                Douglas Stevenson
    March   , 1994                            March 30, 1994

By   G. Melvin Hovey             s/s      By    Russell D. Wright        s/s
   G. Melvin Hovey, Director                 Russell D. Wright
    March 30, 1994                            March 30, 1994

By   John B. Keane               s/s
   John B. Keane, Director
    March 30, 1994

                                   - 60 -



                                                   Schedule V (1993)


                      Maine Yankee Atomic Power Company

                     ELECTRIC PROPERTY AND NUCLEAR FUEL
                    For The Year Ended December 31, 1993
                           (Dollars in Thousands)

                        Balance at          Retire-                Balance
                        Beginning Additions ments    Transfers &   at End
                        of Period at Cost   or Sales Other Changes of Period
Electric Property
Organization            $      7   $   -    $   -      $    -      $      7
Miscellaneous
 Intangible Plant          3,748       -        -           423       4,171
Land and Land Rights         469       -        -            (6)        463
Structures and
 Improvements             42,092       -          1         190      42,283
Reactor Plant
 Equipment               185,689       -     (2,544)      5,594     188,739
Turbogenerator
 Units                   108,200       -       (145)      1,654     109,709
Accessory Electric
 Equipment                21,360       -       (123)      6,495      27,732
Miscellaneous
 Power Plant Equip.       18,239       -       (102)      1,137      19,274
Substation Equip.          4,786       -     (1,105)        -         3,681
Miscellaneous
 Electric Property            74       -        -           -            74
Unfinished
 Construction              3,705    14,442      -       (15,487)      2,660
                         -------    ------    -----      ------     -------
Total Electric
 Property               $388,369   $14,442  $(4,018)   $    -      $398,793
                         =======    ======    =====      ======     =======
Nuclear Fuel
Nuclear Fuel in
 Reactor                $ 84,061   $   -    $   -      $ (1,267)   $ 82,794
Nuclear Fuel in
 Process                  21,741     6,640      -       (28,071)        310
Nuclear Fuel -
 Spent                   331,801       -        -        32,184     363,985
Nuclear Fuel -
 Stock                    12,222       -        -        (2,846)      9,376
                         -------    ------    -----      ------     -------
Total Nuclear Fuel      $449,825   $ 6,640  $   -      $    -      $456,465
                         =======    ======    =====      ======     =======


                                     F-1

                                                   Schedule V (1993)


                      Maine Yankee Atomic Power Company

                     ELECTRIC PROPERTY AND NUCLEAR FUEL
                    For The Year Ended December 31, 1992
                           (Dollars in Thousands)

                        Balance at          Retire-                Balance
                        Beginning Additions ments    Transfers &   at End
                        of Period at Cost   or Sales Other Changes of Period
Electric Property
Organization            $      7   $   -      $  -     $    -      $      7
Miscellaneous
 Intangible Plant          3,649       -         -           99       3,748
Land and Land Rights         474       -         -           (5)        469
Structures and
 Improvements             41,443       -        (29)        678      42,092
Reactor Plant
 Equipment               181,579       -       (556)      4,666     185,689
Turbogenerator
 Units                   100,241       -        (26)      7,985     108,200
Accessory Electric
 Equipment                19,847       -       (175)      1,688      21,360
Miscellaneous
 Power Plant Equip.       16,852       -       (123)      1,510      18,239
Substation Equip.          4,786       -         -          -         4,786
Miscellaneous
 Electric Property            74       -         -          -            74
Unfinished
 Construction             21,203     6,716       -      (24,214)      3,705
                         -------    ------      ---      ------     -------
Total Electric
 Property               $390,155   $ 6,716    $(909)   $ (7,593)   $388,369
                         =======    ======      ===      ======     =======
Nuclear Fuel
Nuclear Fuel in
 Reactor                $104,368   $   -      $  -     $(20,307)   $ 84,061
Nuclear Fuel in
 Process                   3,922    17,815       -            4      21,741
Nuclear Fuel -
 Spent                   294,159       -         -       37,642     331,801
Nuclear Fuel -
 Stock                    29,561       -         -      (17,339)     12,222
                         -------    ------      ---      ------     -------
Total Nuclear Fuel      $432,010   $17,815    $  -     $    -      $449,825
                         =======    ======      ===      ======     =======


                                     F-2


                                                   Schedule V (1993)


                      Maine Yankee Atomic Power Company

                     ELECTRIC PROPERTY AND NUCLEAR FUEL
                    For The Year Ended December 31, 1991
                           (Dollars in Thousands)

                        Balance at          Retire-                Balance
                        Beginning Additions ments    Transfers &   at End
                        of Period at Cost   or Sales Other Changes of Period
Electric Property
Organization            $      7   $   -    $   -      $    -      $      7
Miscellaneous
 Intangible Plant          2,543       -         (7)      1,113       3,649
Land and Land Rights         474       -        -           -           474
Structures and
 Improvements             42,031       -     (1,537)        949      41,443
Reactor Plant
 Equipment               179,716       -        (57)      1,920     181,579
Turbogenerator
 Units                    99,570       -        -           671     100,241
Accessory Electric
 Equipment                19,751       -        (46)        142      19,847
Miscellaneous
 Power Plant Equip.       15,313       -       (290)      1,829      16,852
Substation Equip.          4,786       -        -           -         4,786
Miscellaneous
 Electric Property            74       -        -           -            74
Unfinished
 Construction              5,043    22,784      -        (6,624)     21,203
                         -------    ------    -----      ------     -------
Total Electric
 Property               $369,308   $22,784  $(1,937)   $    -      $390,155
                         =======    ======    =====      ======     =======
Nuclear Fuel
Nuclear Fuel in
 Reactor                $104,368   $   -    $   -      $    -      $104,368
Nuclear Fuel in
 Process                   8,503    17,563      -       (22,144)      3,922
Nuclear Fuel -
 Spent                   294,159       -        -           -       294,159
Nuclear Fuel -
 Stock                     7,417       -        -        22,144      29,561
                         -------    ------    -----      ------     -------
Total Nuclear Fuel      $414,447   $17,563  $   -      $    -      $432,010
                         =======    ======    =====      ======     =======


                                     F-3


                                                   Schedule VI


                      Maine Yankee Atomic Power Company

                   ACCUMULATED PROVISION FOR DEPRECIATION
             OF ELECTRIC PLANT AND AMORTIZATION OF NUCLEAR FUEL
                      For The Years Ended December 31,
                           (Dollars in Thousands)

                    Balance at                                     Balance
                    Beginning   Charged                   Other    at End
                    of Period   to Income*  Retirements   Changes  of Period

    1993

Electric Property   $163,887     $16,251      $(4,017)     $(125)   $175,996
                     =======      ======        =====        ===     =======
Nuclear Fuel        $401,112     $16,476      $   -        $  -     $417,588
                     =======      ======        =====        ===     =======

    1992

Electric Property   $149,625     $15,311      $  (909)     $(140)   $163,887
                     =======      ======        =====        ===     =======
Nuclear Fuel        $384,112     $17,000      $   -        $  -     $401,112
                     =======      ======        =====        ===     =======


    1991

Electric Property   $136,922     $14,655      $(1,937)     $ (15)   $149,625
                     =======      ======        =====        ===     =======
Nuclear Fuel        $361,020     $23,092      $   -        $  -     $384,112
                     =======      ======        =====        ===     =======





* Excludes amounts collected for Decommissioning and Permanent Disposal Cost. See Note 1 of Notes to Financial Statements for the Company's depreciation and fuel amortization policies.


                                     F-4





                                                   Schedule VIII


                       Maine Yankee Atomic Power Company

                RESERVES EXCLUSIVE OF RESERVES FOR DEPRECIATION
                       For the Years Ended December 31,
                            (Dollars in Thousands)


                        Balance at  Charged   Charged   Deductions   Balance
                        Beginning   to        to Other  From         at End
                        of Period   Income    Accounts  Reserves     of Period


  1993

Decommissioning Reserve $78,486     $9,074     $7,105    $   -       $94,665
                         ======      =====      =====     ======      ======

  1992

Decommissioning Reserve $64,870     $9,074     $4,542    $   -       $78,486
                         ======      =====      =====     ======      ======

  1991

Decommissioning Reserve $52,209     $9,074     $3,587    $   -       $64,870
                         ======      =====      =====     ======      ======



                                      F-5




                     Maine Yankee Atomic Power Company

                             Form 10-K - 1993
                                Schedule IX
                           SHORT-TERM BORROWINGS
                          (Dollars in Thousands)

                                               Year Ended December 31,
                                           1993        1992           1991
Category of Short-Term Borrowings          Banks (1)   Banks (1)      Banks (1)

Balance at End of Year                     $  -        $ 4,465        $ 2,440

Weighted Average Interest Rate
 at End of Period                          3.54%       3.78%          5.43%

Maximum Amount Outstanding
 During the Year                           $11,575     $10,385        $17,900

Average Amount Outstanding
 During the Year                           $ 3,616     $ 3,878        $ 4,231

Weighted Daily Average Interest
 Rate During the Year                      3.62%       4.29%          6.67%

(1) See Note 4 of Notes to Financial Statements.

                                   F-6




                                       EXHIBIT INDEX

     The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933, the Securities Exchange Act of 1934 or the Public Utility Holding Company Act of 1935 and are incorporated herein by reference to such filings. Reference is made to Item 8 of this Form 10-K for a listing of certain financial information and statements incorporated by reference herein.
                                                                 Filed
                                               Prior     SEC     Herewith
Exhibit Number And Description Of Document  Exhibit No. Docket    at Page

  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

      Not applicable

  (3) Articles of Incorporation and Bylaws
      Incorporated herein by reference:
      3-1   Articles of Incorporation,        3.1       1-6554
            including amendments of                     (Form 10-K
            April 17, 1992, May 29, 1992,               for 1992)
            and September 18, 1992.

      3-2   Bylaws, as amended                3.5       1-6554
                                                        (Form 10-K
                                                        for 1988)

  (4) Instruments defining the rights of
      security holders

      Incorporated herein by reference:
      4-1   First Mortgage Indenture from     3.2       1-6554
            the Company to Old Colony Trust
            Company, Trustee, dated as of
            November 1, 1970

      4-2   First Supplemental Indenture      4         70-4976
            from the Company to The First
            National Bank of Boston, Trustee,
            dated as of March 1, 1971



                                            E-1



                                                                 Filed
                                              Prior      SEC     Herewith
Exhibit Number And Description Of Document  Exhibit No. Docket    at Page

  (4) Instruments defining the rights of
      security holders (continued)

      4-3     Second Supplemental Indenture   4.3       2-46226
              from the Company to The First
              National Bank of Boston, Trustee,
              dated as of December 1, 1972

      4-4     Third Supplemental Indenture    4.4       1-6554
              from the Company to The First
              National Bank of Boston, Trustee,
              dated as of February 15, 1984

      4-5     Fourth Supplemental Indenture   4.5       1-6554
              from the Company to The First             (Form 10-K
              National Bank of Boston, Trustee,         for 1988)
              dated as of April 1, 1986

      4-6     Secured Credit Agreement among  4.1       1-6554
              the Company and a group of banks,         (Form 10-Q
              with The Bank of New York as              for quarter
              Agent Bank, dated as of                   ended Sept. 30,
              August 15, 1989                           1989)

      4-6.1   Amendment No. 1 to Exhibit 4-6,   -         -
              dated as of June 19, 1992

      4-6(a)  Security Agreement dated        4.2       1-6554
              as of August 15, 1989,                    (Form 10-Q
              relating to Exhibit 4-6                   for quarter
                                                        ended Sept. 30,
                                                        1989)

      4-7     Eurodollar Revolving Credit     4.7       1-6554
              Agreement among the Company               (Form 10-K
              and a group of international               for 1989)
              banks, with Union Bank of
              Switzerland as Agent Bank,
              dated as of January 15, 1990

      4-7.1   Amendment No. 1 to Exhibit 4-7,   -          -
              dated as of July 1, 1992

      4-7(a)  Security Agreement dated        4.7(a)    1-6554
              as of January 30, 1990,                   (Form 10-K
              relating to Exhibit 4-7                   for 1989)

      4-8     Fifth Supplemental Indenture    4.8       1-6554
              from the Company to The First             (Form 10-K
              National Bank of Boston, Trustee,         for 1990)
              dated as of March 1, 1991

                                            E-2



                                                                 Filed
                                               Prior      SEC   Herewith
Exhibit Number And Description Of Document   Exhibit No. Docket  at Page
  (4) Instruments defining the rights of
      security holders (continued)

      4.9     Sixth Supplemental Indenture    4.9       1-6554
              from the Company to The First             (Form 10-K
              National Bank of Boston, Trustee,         for 1992)
              dated as of January 15, 1993

      Filed herewith:
      4.10    Seventh Supplemental Indenture
              from the Company to The First
              National Bank of Boston, Trustee,
              dated as of May 15, 1993

 (9) Voting Trust Agreement

     Not applicable

 (10) Material Contracts

      Incorporated herein by reference:
      10-1    Composite copy of Power Con-
              tract between the Company and
              Sponsors dated as of May 20,    (Included in pro-
              1968                            spectus in 2-46226)

      10-2    Composite copy of Capital
              Funds Agreement between the
              Company and Sponsors, dated     (Included in pro-
              as of May 20, 1968              spectus in 2-46226)

      10-3    Stockholders Agreement dated
              as of May 20, 1968, among the   (Included in pro-
              Sponsors                        spectus in 2-46226)

      10-4    Loan Agreement between the
              Company and MYA Fuel Company,      B-1    70-5805
              dated as of August 26, 1976,       B-1    70-6765
              as amended                         B-1    70-7117

      10-5    Eurodollar Revolving Credit
              Agreement between the Company
              and a group of international
              banks, with Union Bank of
              Switzerland as Agent Bank,
              dated as of September 30, 1985     B-1    70-7165

      10-1.1  Amendment No. 1 to Exhibit 10-1,
              dated as of March 1, 1984       10-1.1    1-6554

      10-1.2  Amendment No. 2 to Exhibit 10-1,
              dated as of January 1, 1984     10-1.2    1-6554

      10-1.3  Amendment No. 3 to Exhibit 10-1,
              dated as of October 1, 1984     10-1.3    1-6554
                                   E-3



                                                                 Filed
                                               Prior        SEC  Herewith
Exhibit Number And Description Of Document   Exhibit No.  Docket  at Page

  (10) Material Contracts (continued)
      10-1.4  Additional Power Contract be-
              tween the Company and Sponsors,
              dated as of February 1, 1984    10-1.4    1-6554

      10-2.1  Amendment No. 1 to Exhibit 10-2,
              dated as of August 1, 1985      10-2.1    1-6554

      10-6    Indenture of Trust dated as of
              March 14, 1988, between the
              Company and Maine National Bank 10-6      1-6554
              relating to decommissioning               (Form 10-K
              trust fund                                for 1987)

      10-6.1  Maine Yankee Decommissioning    10-6.1    1-6554
              Trust Amended and Restated                (Form 10-K
              Indenture of Trust with The               for 1992)
              Bank of New York, Trustee,
              relating to decommissioning
              trust fund

      10-7    Indenture of Trust dated as of  10-7      1-6554
              October 16, 1985, between the             (Form 10-K
              Company and Norstar Bank of               for 1985)
              Maine relating to the spent
              fuel disposal trust fund

      10-8    Bond Purchase Agreement dated   10-8      1-6554
              as of March 1, 1991, between              (Form 10-K
              the Company and purchasers of             for 1990)
              Series D Bonds

      10-9    Preferred Stock Purchase        10-9      1-6554
              Agreement dated as of                     (Form 10-K
              September 22, 1992, relating              for 1992)
              to 150,000 shares of Cumulative
              Preferred Stock, 8.00% Series
              (Sinking Fund) with purchasers
              thereof

      10-10   Bond Purchase Agreement dated   10-10     1-6554
              as of January 15, 1993, between           (Form 10-K
              the Company and purchasers of             for 1992)
              Series E Bonds

 (11) Statement re computation of per share earnings

      Not applicable

 (12) Statements re computation of ratios

      Not applicable

                                           E-4



                                                                  Filed
                                               Prior     SEC     Herewith
Exhibit Number And Description Of Document  Exhibit No. Docket    at Page

 (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

      Not applicable

 (16) Letter re change in certifying accountant

      Not applicable

 (18) Letter re change in accounting principles

      Not applicable

 (21) Subsidiaries of the registrant

      None

 (22) Published report regarding matters
      submitted to vote of security holders

      Not applicable

 (23) Consents of experts and counsel

      Not applicable

 (24) Power of attorney

      Not applicable

 (27) Financial Data Schedule

      Not applicable

 (28) Information from reports furnished to state insurance regulatory authorities

      Not applicable

 (99) Additional exhibits

      None

                                            E-5